Form 10-Q
period 1995-03-31
EMPI INC
filed 1995-05-15
CIK 317032

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For Quarter Ended        March 31, 1995
                     -------------------------------------

                       Commission File Number   0-9387
                        -----------------------------

                                 Empi, Inc.
                             ------------------

            (Exact name of registrant as specified in its charter)


                 Minnesota                            41-1310335
          -----------------------              -----------------------
        (State or other jurisdiction of            (I.R.S. employer
        incorporation or organization)            identification no.)

           5255 East River Road
          Minneapolis, Minnesota                         55421
        ---------------------------             -----------------------
          (Address of principal                        (Zip code)
           executive offices)

Registrant's telephone number, including area code  (612)  586-7300
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No
    ----     ----

8,594,179 shares of Common Stock were outstanding as of May 9, 1995.


                     This document contains 11 pages.
                     The Exhibit Index is on page 10.

                      PART I  - -  FINANCIAL INFORMATION


Item  1.  CONSOLIDATED FINANCIAL STATEMENTS

          The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Empi, Inc.'s (the "Company") total sales for the 1995 first quarter totaled $16.5 million compared to first quarter 1994 sales of $14.4 million, an increase of 15 percent. Sales from the Company's core rehabilitation business of TENS (Transcutaneous Electrical Nerve Stimulation) devices,
NMES (Neuromuscular Electrical Stimulation) devices and related accessories totaled $11.8 million, a 7 percent increase relative to the same period sales of $11.0 million in 1994. Sales from the Company's non-core products of Innova PFS-REGISTRATION MARK- (pelvic floor stimulator), DUPEL-REGISTRATION MARK- non-invasive drug delivery system, Advanced Dynamic ROM-TM- and Ultraflex-REGISTRATION MARK- dynamic splints, sEMG (surface electromyography biofeedback) and other miscellaneous products increased 38 percent and totaled $4.7 million compared to $3.4 million in the first quarter of 1994. The Company recorded an overall sales volume/mix increase of 17.9 percent and a slight decrease in sales pricing of 2.9 percent. The most significant volume increase for all products was in the Company's
DUPEL noninvasive drug delivery system, which increased 40 percent when compared to first quarter DUPEL sales in 1994. All other major product groups showed a slight to moderate increase in volume. International sales for the first quarter, as a percentage of total sales, were 8.3 percent and
6.7 percent for 1995 and 1994, respectively.

While the Company is pleased with the financial results in the first quarter, it continues to be concerned with various market and insurance reimbursement factors affecting its core rehabilitation business which could impact revenues in future quarters.

Gross profit for the first quarter of 1995 was 72.6 percent compared to
75.1 percent for the first quarter of 1994. The 2.5 percentage point decrease in margin is due primarily to higher production costs (inflation and mix), higher inventory provisions, and an increase in distribution costs associated with higher unit sales. The Company anticipates gross profit, as a percentage of sales, to remain near its current level due to price sensitivity and product mix.

Selling, general and administrative expenses during the first quarter combined were of $8.5 million in 1995 and $7.9 million in 1994. Stated as a percentage of sales SG&A expenses were 51 percent and 55 percent for 1995 and 1994, respectively. The increase in expenses was due primarily to higher commissions (driven by higher sales), provisions to cover estimated costs associated with closing down the Company's Canadian office and a provision for 1995 incentive pay.

Research and development costs, as a percentage of sales, were 5.1 percent and 5.3 percent during the first quarter of 1995 and 1994, respectively. Stated in dollars, research and development expenses were $838,000 in 1995 compared to $756,000 in 1994, an increase of $82,000 or 10.8 percent. The increase in research and development expenses was driven by tooling costs relating to the Company's Advance Dynamic ROM splint project and by higher payroll costs associated with additional staffing. The additional staff were hired to build up the quality assurance group to support new product developments including the Advanced Dynamic ROM splints, the Innova EMG system, and other products which are still in development.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Interest income for the first quarter of 1995 was $160,000 compared to $50,000 in first quarter of 1994. The increase in interest income is attributable to the Company's improved cash position which has allowed the Company to increase its investments in interest-bearing securities.
Interest expense was $28,000 and $46,000 for the first quarter of 1995 and 1994, respectively. The majority of interest expense is due to an interest-bearing note issued to finance the Company's acquisition of Nortech in 1992.

Net income for the first quarter of 1995 was $1.7 million compared to $1.3 million for the first quarter of 1994, an increase of $.4 million. The primary reasons for the 33 percent improvement in net income were the 15 percent growth in sales and higher interest income combined with a lower growth rate in operating expenses of 8 percent, which was partially offset by a higher growth rate of 26 percent in cost of sales. The effective tax rate for the first quarter of 1995 was 39 percent compared to 40 percent in first quarter of 1994.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had a very sound and strong financial position at the end of the first quarter of 1995. Working capital currently stands at $34.7 million, an increase of $.4 million compared to year end 1994.

The Company has currently not borrowed against its $7 million line of credit. The Company believes its cash, cash equivalents and short-term investments, together with cash flows from operations and the line of credit, will be sufficient to meet the Company's anticipated working capital and capital outlay requirements.


                     PART II  -  -  OTHER INFORMATION

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          Exhibit No.       Description                   Page No.
          -----------       -----------                   --------

             (11)       Statement re:  computation of         11
                        per share earnings

             (27) Financial Data Schedule (filed only in electronic format)

     (b) No report on Form 8-K has been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            Empi, Inc.


May 11, 1995                           By    /s/ Joseph E. Laptewicz, Jr.
                                          ----------------------------------
                                                Joseph E. Laptewicz, Jr.
                                         President and Chief Executive Officer
                                              (Principal Executive Officer)


May 11, 1995                           By    /s/ Timothy E. Briggs
                                          ----------------------------------
                                                 Timothy E. Briggs
                                            Executive Vice President and
                                              Chief Financial Officer
                                         (Principal Financial and Accounting
                                                    Officer)

                         QUARTERLY REPORT ON FORM 10 - Q

                                PART I  -  ITEM 1

                LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1995



                                   EMPI, INC.

                              ST. PAUL, MINNESOTA

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.


          Condensed Consolidated Balance Sheets  -  -  March 31, 1995 and
            December 31, 1994,


          Condensed Consolidated Statements of Operations - - Three months ended March 31, 1995 and 1994,


           Condensed Consolidated Statements of Cash Flows - - Three months ended March 31, 1995 and 1994.

           Notes to Condensed Consolidated Financial Statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                 March 31         December 31
                                                   1995               1994
                                                   ----               ----
                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  7,095          $    5,652
  Short-term investments                            4,863               5,309
  Accounts and notes receivable-trade, less        16,092              16,825
   allowances
  Inventories - Note B                              7,318               7,487
  Deferred income taxes                             4,620               4,277
  Other                                               964                 702
                                                  -------           ---------

           TOTAL CURRENT ASSETS                    40,952              40,252

PROPERTY, PLANT AND EQUIPMENT - NET                 5,015               5,330

OTHER ASSETS                                        5,668               6,025
  Long-term investments                             3,080               1,101
                                                  -------           ---------
                                                  $54,715           $  52,708
                                                  -------           ---------
                                                  -------           ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $2,390           $    2,941
  Employee compensation                            1,317                  981
  Commissions payable                                614                  559
  Current portion of long-term debt                  600                  603
  Income taxes                                     1,048                  584
  Other                                              267                  240
                                                  ------           ----------

        TOTAL CURRENT LIABILITIES                  6,236                5,908

LONG-TERM DEBT, LESS CURRENT PORTION               1,800                1,800

SHAREHOLDERS' EQUITY:
  Common Stock                                    24,004               24,033
  Retained earnings                               22,675               20,967
                                                 -------              -------

        TOTAL SHAREHOLDERS' EQUITY                46,679               45,000
                                                 -------              -------

                                                 $54,715             $ 52,708
                                                 -------             --------
                                                 -------             --------

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended,
                                                           March 31

                                                      1995           1994
                                                      ----           ----
                                                   (unaudited)    (unaudited)
Net sales                                            $16,524       $14,367
Cost of goods sold                                     4,520         3,575
                                                     -------       -------
GROSS PROFIT                                          12,004        10,792

Operating expenses:

  Selling, general and
    administrative                                     8,471         7,883

Research and development                                 838           756
                                                     -------       -------
                                                       9,309         8,639
                                                     -------       -------

INCOME FROM OPERATIONS                                 2,695         2,153

Other income (expense), net                              106           (14)
                                                     -------       -------
INCOME BEFORE INCOME TAXES                             2,801         2,139

Income tax expense                                     1,093           856
                                                     -------       -------
NET INCOME                                           $ 1,708       $ 1,283
                                                     -------       -------
                                                     -------       -------

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                              $   .20       $   .15
                                                     -------       -------
                                                     -------       -------

Weighted average common and
common equivalent shares
outstanding during the period                          8,641         8,662
                                                     -------       -------
                                                     -------       -------

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                     Three Months Ended,
                                                          March 31
                                                    1995             1994
                                                    ----             ----
                                                 (unaudited)      (unaudited)

OPERATING ACTIVITIES
  Net income                                       $1,708           $1,283
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:                              872              744
     Depreciation and amortization
     Provision for deferred income taxes             (343)             (79)
     (Gain) loss on sale of equipment                   5             ----
     Provision for loss on accounts                   650              727
      receivable
     Changes in operating assets and
      liabilities:
        (Increase) decrease in accounts               (83)             892
         receivable
        (Increase) decrease in inventories            169             (843)
        Increase in other assets/liabilities          (65)            (347)
        Increase (decrease) in accounts
         payable and accrued expenses                (160)            (921)
        Increase (decrease) in income taxes
         payable                                      464               25
                                                  -------           ------


NET CASH PROVIDED BY OPERATING ACTIVITIES           3,217            1,481

INVESTING ACTIVITIES
  Sale of short-term investments                    1,000             ----
  Purchase of short-term investments                 (554)            ----
  Purchase of long-term investments                (1,979)            ----
  Additions to other assets                           (40)             (12)
  Acquisition of Nortech                             ----           (1,115)
  Purchase of equipment and improvements             (178)            (353)
  Proceeds from sale of equipment                       9             ----
                                                   ------           ------


NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                               (1,742)          (1,480)

FINANCING ACTIVITIES
  Payments on long-term debt                           (3)              (3)
  Proceeds from exercise of Common Stock
   options                                             29               28
  Other                                               (58)
                                                   ------            -----
NET CASH PROVIDED BY FINANCING ACTIVITIES             (32)              25
                                                   ------            -----
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                    1,443               26

  Cash and cash equivalents at beginning of
   year                                             5,652            6,231
                                                  -------          -------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                     $ 7,095          $ 6,257
                                                  -------          -------
                                                  -------          -------

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.


NOTE B  -  INVENTORIES
(IN THOUSANDS)

                                               March 31       December 31
                                                 1995            1994
                                                 ----            ----
                                              (unaudited)

Finished goods                                 $5,175           $5,254
Work in process                                   868              794
Raw materials                                   1,275            1,439
                                               ------           ------
                                               $7,318           $7,487
                                               ------           ------
                                               ------           ------


EXHIBITS


          Exhibit No.             Description                 Page No.
          -----------             -----------                 --------

            (11)           Statement re:  computation of         11
                           per share earnings

            (27)           Financial Data Schedule              ----
                           (filed only in electronic format)