Form 10-Q
period 1995-06-30
EMPI INC
filed 1995-08-14
CIK 317032

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

          For Quarter Ended        June 30, 1995
                             -------------------------------------

              Commission File Number    0-9387
                                    ------------------------------
                                       Empi, Inc.
                                    -----------------

                 (Exact name of registrant as specified in its charter)


                    Minnesota                        41-1310335
             ----------------------             ----------------------

       (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)            identification no.)

           5255 East River Road
          Minneapolis, Minnesota                          55421
       ----------------------------              ----------------------
          (Address of principal                        (Zip code)
            executive offices)


Registrant's telephone number, including area code  (612) 586-7300
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /x/   No  / /


8,594,554 shares of Common Stock were outstanding as of August 10, 1995.


                       This document contains 12 pages.
                        The Exhibit Index is on page 4.

PART I - - FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Empi, Inc.'s (the "Company") total sales for the 1995 second quarter equaled $16.3 million compared to $16.0 million for the second quarter of 1994, an increase of 1.2 percent. Total sales for the first two quarters of 1995 equaled $32.8 million, a 7.9 percent increase versus same period sales of $30.4 million for 1994. Sales from the Company's core rehabilitation products of TENS (Trancutaneous Electrical Nerve Stimulation) devices, NMES (Neuromuscular Electrical Stimulation) devices, and related accessory products decreased 6.0 percent and increased .3 percent from 1994's second quarter and first half results, respectively. Second quarter wholesale business was particularly weak, reporting a decrease of 18 percent from the prior year's second quarter level. Sales from the Company's non-core products of Innova PFS-Registered Trademark- (Pelvic Floor Stimulator), Dupel-Registered Trademark- non-invasive drug delivery system, Advanced Dynamic ROM-TM- and Ultraflex-Registered Trademark- dynamic orthosis, sEMG (surface Electromyography Biofeedback), Pronex-TM- pneumatic device to manage cervical pain, and other miscellaneous products increased 21.8 percent and
25.3 percent from 1994's second quarter and first half, respectively. Overall sales for the second quarter of 1995, versus the second quarter of 1994, were comprised of an increase in volume of 4.1 percent and a decrease in pricing of 2.6 percent. International sales were 5.1 percent of total sales for the second quarter of 1995 and 6.7 percent of total sales for the first half of 1995, and compares to 6.3 percent and 6.5 percent of total sales for the same periods in 1994.

Gross profit for the second quarter of 1995 was 74.2 percent of sales compared to 76.4 percent of sales for the second quarter of 1994. The gross profit for the first half of 1995 was 73.4 percent of sales versus 75.8 percent of sales for the same period in 1994. The primary contributors to the lower gross profit percentages for the second quarter and first half of 1995 were higher manufacturing costs (mix and inflation), and increased distribution costs due to the increase in volume of units shipped. The Company anticipates gross profit, as a percentage of sales, to remain near its current level due to price sensitivity and product mix.

Selling, general and administrative expenses for the second quarter of 1995 were $8.2 million compared to the $8.5 million recorded for the second
quarter in 1994.   Stated as a percent of sales SG&A expenses for the second
quarter were 50.4 percent and 53.3 percent for 1995 and 1994, respectively. Selling, general and administrative costs for the first half of 1995 were $16.7 million and 50.8 percent of sales compared to $16.4 million and 54.0 percent of sales for the first half in 1994. The decrease in expenses for the second quarter of 1995 versus expenses for the same quarter of 1994 was due mainly to lower provisions for bad debts, lower sales commissions, and reduced expense levels from our fourth quarter 1994 workforce reduction. These decreases were partially offset by higher expense provisions for 1995 incentive compensation plans.

Research and development costs were $.9 million and $1.7 million for the second quarter and first half of 1995, respectively. That compares to
spending for the same periods in 1994 of $.9 million and $1.6 million.   The
Company's R&D efforts for the second quarter and first half of 1995 have been centered on the Advance Dynamic ROM orthosis and an expanded line of Innova electrodes.

Interest income for the second quarter and the first half of 1995 was $179 thousand and $339 thousand, respectively. Interest income for the same periods in 1994 was $61 thousand and $111 thousand. The increase in interest income is attributable to the Company's improved cash position, which has allowed the Company to increase its long and short term investments in interest-bearing securities. Interest expense was $32 thousand and $60 thousand for the second quarter and first half of 1995, respectively. Interest expense for the same periods in 1994 was $39 thousand and $85 thousand. The majority of interest expense for both years is due to an interest-bearing note issued to finance the Company's acquisition of Nortech in 1992. Also in the second quarter, the Company realized a one time gain of $70 thousand on the sale of securities that were written down in the fourth quarter of 1994.

Net income for the second quarter of 1995 was $1.9 million compared to $1.7 million for the second quarter in 1994. Net income for the first half of 1995 and 1994 was $3.6 million and $3.0 million, respectively. The 20 percent improvement in net income for the first half of 1995 has been driven mainly by the following three factors; higher sales, a stronger focus on spending controls, and higher interest income.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company ended the second quarter of 1995 with a very sound and strong financial position. Working capital currently stands at $36.6 million compared to $34.3 million at year end 1994, an increase of $2.3 million.

The Company has a $7.0 million line of credit, which it currently has not borrowed against. The Company believes its cash, cash equivalents and short term investments, together with cash flows from operations and the line of credit, will be sufficient to meet the Company's anticipated working capital and capital outlay requirements.

                         PART II - - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Wednesday, May 17, 1995.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, and all nominees were elected.

By a vote of 7,558,787 shares in favor, with 107,172 shares opposed and 86,703 shares abstaining, the shareholders set the number of directors to be elected at seven (7).

The following persons were elected as Class Three Directors of the Company with terms expiring in 1998, by the votes indicated:

------------------------------------------------------------------------------
NOMINEE              NUMBER OF VOTES FOR              NUMBER OF VOTES WITHHELD
------------------------------------------------------------------------------
Everett F. Carter        7,616,507                            136,155
------------------------------------------------------------------------------
Harold G. Olson          7,620,131                            132,531
------------------------------------------------------------------------------

By a vote of 7,248,310 shares in favor, with 390,789 shares opposed and 85,963 shares abstaining, not including 27,600 shares represented by broker non-votes, the shareholders approved an increase in the number of shares reserved under the Company's 1987 Stock Option Plan from 1,900,000 to 2,200,000.

Item 5.  OTHER INFORMATION

The Company announced on June 21, 1995 that it and Rehab Med Equip, Inc., of Collegedale, TN entered into an agreement in which the Company will market nationally their catalog line of over 200 rehabilitation products, effective August 1, 1995. The Company anticipates a gradual roll-out of these products during the third and fourth quarters of 1995.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Exhibit No.         Description                    Page No.
           -----------         -----------                    --------

             (11)       Statement re: computation of            12
                               per share earnings

             (27)       Financial Data Schedule
                               (filed only in electronic format)

       (b) No report on Form 8-K has been filed during the quarter ended June 30, 1995.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                     Empi, Inc.


August 10, 1995    By        /s/ Joseph E. Laptewicz
                    ---------------------------------------
                                 Joseph E. Laptewicz
                       President and Chief Executive Officer
                            (Principal Executive Officer)


August 10, 1995   By            /s/ Timothy E. Briggs
                    ---------------------------------------
                                    Timothy E. Briggs
                              Executive Vice President and
                                Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                           QUARTERLY REPORT ON FORM 10 - Q

                                   PART I  -  ITEM 1

                 LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE AND SIX MONTHS ENDED JUNE 30, 1995





                                      EMPI, INC.

                               MINNEAPOLIS, MINNESOTA

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.

        Condensed Consolidated Balance Sheets - - June 30, 1995 and
           December 31, 1994,


        Condensed Consolidated Statements of Operations - - Three and Six months ended June 30, 1995 and 1994,


        Condensed Consolidated Statements of Cash Flows - - Six months ended
           June 30, 1995 and 1994.

   Notes to Condensed Consolidated Financial Statements.

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                              June 30              December 31
                                               1995                    1994
                                               ----                    ----
                                            (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $ 6,957                  $ 5,652
   Short-term investments                       5,383                    5,309
   Accounts and notes receivable,
     less allowances                           15,473                   16,825
   Inventories - Note B                         8,646                    7,487
   Deferred income taxes                        4,685                    4,277
   Other                                          888                      702
                                              -------                  -------
              TOTAL CURRENT ASSETS             42,032                   40,252

PROPERTY, PLANT AND EQUIPMENT - NET             5,037                    5,330

OTHER ASSETS                                    5,288                    6,025

LONG-TERM INVESTMENTS                           3,500                    1,101
                                              -------                  -------
                                              $55,857                  $52,708
                                              -------                  -------
                                              -------                  -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                           $ 2,216                  $ 2,941
   Employee compensation                        1,667                      981
   Commissions payable                            655                      559
   Current portion of long-term debt              600                      603
   Income taxes                                   119                      584
   Other                                          207                      240
                                              -------                  -------
              TOTAL CURRENT LIABILITIES         5,464                    5,908

LONG-TERM DEBT, LESS CURRENT PORTION            1,800                    1,800

SHAREHOLDERS' EQUITY:

   Common Stock                                24,069                   24,033
   Retained earnings                           24,524                   20,967
                                              -------                  -------
              TOTAL SHAREHOLDERS' EQUITY       48,593                   45,000
                                              -------                  -------
                                              $55,857                  $52,708
                                              -------                  -------
                                              -------                  -------

See notes to condensed consolidated financial statements.

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended                    Six Months Ended
                                                         June 30                               June 30
                                                    1995         1994                    1995           1994
                                                 ----------   -----------             ----------     ----------
                                                (unaudited)  (unaudited)              (unaudited)    (unaudited)
Net sales                                         $16,274         $16,039                $32,798         $30,406
Cost of goods sold                                  4,195           3,790                  8,715           7,365
                                                  -------         -------               --------         -------
GROSS PROFIT                                       12,079          12,249                 24,083          23,041

Operating Expenses:
   Selling, general and administrative              8,195           8,547                 16,666          16,430
   Research and development                           899             874                  1,737           1,630
                                                  -------         -------               --------         -------
                                                    9,094           9,421                 18,403          18,060
                                                  -------         -------               --------         -------

INCOME FROM
OPERATIONS                                          2,985           2,828                  5,680           4,981

Other income/(expense), net                           192              19                    298               5
                                                  -------         -------               --------         -------

INCOME BEFORE INCOME
TAXES                                               3,177           2,847                  5,978           4,986

Income tax expense                                  1,238           1,138                  2,331           1,994
                                                  -------         -------               --------         -------
NET INCOME                                        $ 1,939         $ 1,709                $ 3,647         $ 2,992
                                                  -------         -------               --------         -------
                                                  -------         -------               --------         -------

NET INCOME PER COMMON
AND COMMON EQUIVALENT
SHARE                                             $   .22         $   .20                $   .42        $    .35
                                                  -------         -------               --------         -------
                                                  -------         -------               --------         -------

Weighted average common and
common equivalent shares
outstanding during the period                       8,752           8,609                  8,715           8,609
                                                  -------         -------               --------         -------
                                                  -------         -------               --------         -------

See notes to condensed consolidated financial statements.

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          Six Months Ended,
                                                                               June 30
                                                             1995                                  1994
                                                             ----                                  ----
                                                          (unaudited)                           (unaudited)
OPERATING ACTIVITIES
  Net income                                                $ 3,647                               $ 2,992
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                            1,635                                 1,539
     Provision for deferred income taxes                       (408)                                 (462)
     Gain on sale of long-term investments                      (70)                                  ---
     Loss on sale of equipment                                    5                                     4
     Provision for loss on accounts receivable                1,269                                 1,524
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                           83                                   404
       Increase in inventories                               (1,159)                               (1,298)
       Increase in other assets/liabilities                    (253)                                 (288)
       Increase (decrease) in accounts payable
         and accrued expenses                                    57                                  (542)
       Increase (decrease) in income taxes payable             (465)                                  203
                                                            -------                               -------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          4,408                                 4,076

INVESTING ACTIVITIES
  Sale of short-term investments                              1,796                                   500
  Additions to other assets                                     ---                                  (222)
  Purchase of equipment and improvements                       (675)                                 (987)
  Proceeds from sale of equipment                                 9                                   ---
  Purchase of short-term investments                         (1,870)                               (3,041)
  Sale of long-term investments                                 150                                   ---
  Purchase of long-term investments                          (2,479)                                  ---
                                                            -------                               -------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                         (3,069)                               (4,865)

FINANCING ACTIVITIES
  Payments on long-term debt                                     (3)                                   (6)
  Proceeds from exercise of Common Stock options                 36                                    88
                                                            -------                               -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        33                                    82
                                                            -------                               -------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                              1,305                                  (707)

  Cash and cash equivalents at beginning of year              5,652                                 6,231
                                                            -------                               -------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                               $ 6,957                               $ 5,524
                                                            -------                               -------
                                                            -------                               -------


See notes to condensed consolidated financial statements.

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.


NOTE B  -  INVENTORIES
(In thousands)

                                    June 30                 December 31
                                     1995                      1994
                                     ----                      ----
                                 (unaudited)
Finished goods                    $ 6,050                    $ 5,254
Work in process                       834                        794
Raw materials                       1,762                      1,439
                                  -------                    -------
                                  $ 8,646                    $ 7,487
                                  -------                    -------
                                  -------                    -------




EXHIBITS


Exhibit No.            Description                                      Page No.
-----------            -----------                                      --------

   (11)                Statement re:  computation of                      12
                       per share earnings

   (27)                Filed Data Schedule                                ---
                       (filed only in electronic format)