Form 10-Q/A
period 1995-06-30
EMPI INC
filed 1995-09-21
CIK 317032

                                     FORM 10-QA

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

                     Empi, Inc.


August 29, 1995    By        /s/ Joseph E. Laptewicz
                    ---------------------------------------
                                 Joseph E. Laptewicz
                       President and Chief Executive Officer
                            (Principal Executive Officer)


August 29, 1995   By            /s/ Timothy E. Briggs
                    ---------------------------------------
                                    Timothy E. Briggs
                              Executive Vice President and
                                Chief Financial Officer
                    (Principal Financial and Accounting Officer)

FORM 10 - QA - - PART I - ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          Six Months Ended,
                                                                               June 30
                                                             1995                                  1994
                                                             ----                                  ----
                                                          (unaudited)                           (unaudited)
OPERATING ACTIVITIES
  Net income                                                $ 3,647                               $ 2,992
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                            1,635                                 1,539
     Provision for deferred income taxes                       (408)                                 (462)
     Gain on sale of long-term investments                      (70)                                  ---
     Loss on sale of equipment                                    5                                     4
     Provision for loss on accounts receivable                1,269                                 1,524
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                           83                                   404
       Increase in inventories                               (1,159)                               (1,298)
       Increase in other assets/liabilities                    (253)                                 (288)
       Increase (decrease) in accounts payable
         and accrued expenses                                    57                                  (542)
       Increase (decrease) in income taxes payable             (465)                                  203
                                                            -------                               -------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          4,341                                 4,076

INVESTING ACTIVITIES
  Sale of short-term investments                              1,796                                   500
  Additions to other assets                                     ---                                  (222)
  Purchase of equipment and improvements                       (675)                                 (987)
  Proceeds from sale of equipment                                 9                                   ---
  Purchase of short-term investments                         (1,870)                               (3,041)
  Sale of long-term investments                                 150                                   ---
  Purchase of long-term investments                          (2,479)                                  ---
                                                            -------                               -------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                         (3,069)                               (4,865)

FINANCING ACTIVITIES
  Payments on long-term debt                                     (3)                                   (6)
  Proceeds from exercise of Common Stock options                 36                                    88
                                                            -------                               -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        33                                    82
                                                            -------                               -------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                              1,305                                  (707)

  Cash and cash equivalents at beginning of year              5,652                                 6,231
                                                            -------                               -------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                               $ 6,957                               $ 5,524
                                                            -------                               -------
                                                            -------                               -------


See notes to condensed consolidated financial statements.