Form 10-Q
period 1995-09-30
EMPI INC
filed 1995-11-13
CIK 317032

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         For Quarter Ended             September 30, 1995
                            ----------------------------------------

           Commission File Number              0-9387
                                  -----------------------------

                                  Empi, Inc.
                            ----------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                    41-1310335
    -------------------------------              ------------------------------
    (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                     identification no.)

          5255 East River Road
         Minneapolis, Minnesota                               55421
    -------------------------------              ------------------------------
         (Address of principal                              (Zip code)
          executive offices)

Registrant's telephone number, including area code   (612)  586-7300
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/     No  / /

8,600,946 shares of Common Stock were outstanding as of November 1, 1995.



                     This document contains 12 pages.
                     The Exhibit Index is on page 4.

                    PART I  - -  FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Empi, Inc.'s (the "Company") total sales for the 1995 third quarter equaled $17.3 million compared to $14.5 million for the third quarter of 1994, an increase of 19.3 percent. Total sales for the first nine months of 1995 equaled $50.1 million, an 11.6 percent increase over the same period sales of $44.9 million for 1994. Sales from the Company's core rehabilitation products of TENS (Trancutaneous Electrical Nerve Stimulation) devices, NMES (Neuromuscular Electrical Stimulation) devices, and related accessory products were up 9.2 percent and 3.1 percent from 1994's third quarter and first nine months, respectively. Sales from the Company's non-core products of Innova PFS-Registered Trademark- (Pelvic Floor Stimulator), Dupel-Registered Trademark- non-invasive drug delivery system, Advanced Dynamic ROM-TM- and Ultraflex-Registered Trademark- dynamic orthosis, sEMG (surface Electromyography Biofeedback), Pronex-TM- pneumatic device to manage cervical pain, and other miscellaneous products were up 46.6 percent and 36.0 percent from 1994's third quarter and first nine months, respectively. International sales were 4.9 percent of total sales for the third quarter of 1995 and 6.1 percent of total sales for the first nine months of 1995, and compares to 5.9 percent and 6.3 percent of total sales for the same periods in 1994.

Gross profit for the third quarter of 1995 was 73.1 percent of sales compared to 73.3 percent of sales for the third quarter of 1994. The gross profit for the first nine months of 1995 was 73.3 percent of sales versus 75.0 percent of sales for the same period in 1994. The lower gross profit percentages for the first nine months of 1995 were due primarily, to higher manufacturing costs (mix and inflation), and higher distribution costs due to the increase in volume of product shipped. The Company anticipates gross profit, as a percent of sales, to continue at the current level for the remainder of 1995.

Selling, general and administrative expenses for the third quarter of 1995 and 1994 were $8.5 million, respectively. Stated as a percent of sales, SG&A expenses for the third quarter were 49.1 percent and 58.6 percent for 1995 and 1994, respectively. Selling, general and administrative costs for the first nine months of 1995 were $25.2 million and 50.3 percent of sales compared to SG&A costs for the first nine months in 1994 of $24.9 million and
55.5 percent of sales. There continues to be offsetting factors reflected in the results for the third quarter and the first nine months of 1995, when compared to the same periods in 1994. The major factors are higher payroll and incentive compensation expenses, which are offset by lower costs due to the closing of two office locations and lower provisions for bad debts.

Research and development costs were $.8 million and $2.6 million for the third quarter and first nine months of 1995, respectively. That compares to R & D spending for the same periods in 1994 of $.9 million and $2.5 million. The Company's research and development spending in 1995 has been spread evenly within the TENS/NMES, Orthosis, and Iontophoresis product groups, with slightly higher spending on Incontinence and other new product research and development, and lower spending on the sEMG product group.

Interest income for the third quarter and the first nine months of 1995 was $211 thousand and $550 thousand, respectively. Interest income for the same periods in 1994 was $84 thousand and $195 thousand. The increase in interest income is attributable to the Company's improved cash position, which has allowed the Company to increase its long and short term investments in interest-bearing securities. Interest expense was $27 thousand and $87 thousand for the third quarter and first nine months of 1995, respectively. Interest expense for the same periods in 1994 was $40 thousand and $125 thousand. The majority of interest expense for both years is due to an interest-bearing note issued to finance the Company's acquisition of Nortech in 1992. Also in the third quarter of 1995, the Company had a one time gain of $42 thousand on the sale of its Urofitness Center to Continence Clinics, Inc. (CCI) of Minneapolis, Minnesota.

Net income for the third quarter of 1995 was $2.1 million compared to $.8 million for the third quarter in 1994. Net income for the first nine months of 1995 and 1994 was $5.8 million and $3.7 million, respectively. The 54 percent improvement in net income for the first nine months of 1995 has been driven mainly by the following three factors; higher sales, stronger spending controls, and higher interest income.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company ended the third quarter of 1995 with a very sound and strong financial position. Working capital at quarter end stood at $39.7 million compared to $34.3 million at year end 1994, an increase of $5.4 million. The Company's cash position (including short and long terms investments) increased from $12.1 million at December 31, 1994 to $19.3 million at September 30, 1995.

The Company has a $7.0 million line of credit, which it currently has not borrowed against. The Company believes its cash, cash equivalents and short term investments, together with cash flows from operations and the line of credit, will be sufficient to meet the Company's anticipated working capital and capital outlay requirements.

                        PART II - - OTHER INFORMATION

Item 5.  OTHER INFORMATION

On September 8, 1995, the Company filed an action in the United States District Court for the District of Minnesota Third Division against Iomed, Inc. for trademark infringement, unfair competition and deceptive trade practices, requesting damages in an amount yet to be determined. On October 16, 1995, Iomed, Inc. filed an answer denying all of the Company's claims and in addition filed counterclaims alleging various deceptive and unlawful trade practices, breach of contract and other claims and seeks various preliminary injunctions, orders and damages to be determined at trial.

The Company has denied all of Iomed, Inc.'s counterclaims and believes such counterclaims are without merit and will have no material effect on the Company's financial statements.

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

         (b) No report on Form 8-K has been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       Empi, Inc.


November 3, 1995       By          /s/ Joseph E. Laptewicz
                          --------------------------------------------
                                     Joseph E. Laptewicz
                             President and Chief Executive Officer
                                (Principal Executive Officer)


November 3, 1995       By            /s/ Timothy E. Briggs
                          --------------------------------------------
                                       Timothy E. Briggs
                                  Executive Vice President and
                                    Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                          QUARTERLY REPORT ON FORM 10-Q

                                  PART I - ITEM 1

                LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995



                                   EMPI, INC.

                             MINNEAPOLIS, MINNESOTA

FORM 10-Q - - PART I - ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.

        Condensed Consolidated Balance Sheets - - September 30, 1995 and
           December 31, 1994,

        Condensed Consolidated Statements of Operations - - Three and Nine months ended September 30, 1995 and 1994,

        Condensed Consolidated Statements of Cash Flows - - Nine months ended
           September 30, 1995 and 1994.

        Notes to Condensed Consolidated Financial Statements.

FORM 10-Q - - PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS)

                                            September 30       December 31
                                                1995              1994
                                            ------------       -----------
                                             (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $10,550           $ 5,652
  Short-term investments                         5,778             5,309
  Accounts and notes receivable, less
    allowances                                  15,567            16,825
  Inventories - Note B                           8,412             7,487
  Deferred income taxes                          4,649             4,277
  Other                                            619               702
                                               -------           -------
      TOTAL CURRENT ASSETS                      45,575            40,252

PROPERTY, PLANT AND EQUIPMENT - NET              4,989             5,330

OTHER ASSETS                                     4,907             6,025

LONG-TERM INVESTMENTS                            3,000             1,101
                                               -------           -------
                                               $58,471           $52,708
                                               -------           -------
                                               -------           -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $ 1,955           $ 2,941
  Employee compensation                          2,030               981
  Commissions payable                              776               559
  Current portion of long-term debt                600               603
  Income taxes                                     203               584
  Other                                            282               240
                                               -------           -------
      TOTAL CURRENT LIABILITIES                  5,846             5,908

LONG-TERM DEBT, LESS CURRENT PORTION             1,800             1,800

SHAREHOLDERS' EQUITY:
  Common Stock                                  24,108            24,033
  Retained earnings                             26,717            20,967
                                               -------           -------
      TOTAL SHAREHOLDERS' EQUITY                50,825            45,000
                                               -------           -------
                                               $58,471           $52,708
                                               -------           -------
                                               -------           -------


See notes to condensed consolidated financial statements.

FORM 10-Q - - PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended                  Nine Months Ended
                                                  September 30                        September 30

                                             1995             1994               1995             1994
                                          -----------      ----------         ----------       ----------
                                          (unaudited)      (unaudited)        (unaudited)      (unaudited)
Net sales                                   $17,273          $14,468             $50,071         $44,874
Cost of goods sold                            4,639            3,862              13,354          11,227
                                            -------          -------             -------         -------
GROSS PROFIT                                 12,634           10,606              36,717          33,647

Operating Expenses:
  Selling, general and administrative         8,536            8,508              25,202          24,938
  Research and development                      832              899               2,569           2,529
                                            -------          -------             -------         -------
                                              9,368            9,407              27,771          27,467
                                            -------          -------             -------         -------
INCOME FROM OPERATIONS                        3,266            1,199               8,946           6,180
Other income/(expense), net                     217               63                 515              68
                                            -------          -------             -------         -------
INCOME BEFORE INCOME TAXES                    3,483            1,262               9,461           6,248
Income tax expense                            1,359              506               3,690           2,500
                                            -------          -------             -------         -------
NET INCOME                                  $ 2,124          $   756             $ 5,771         $ 3,748
                                            -------          -------             -------         -------
                                            -------          -------             -------         -------
NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARE                            $   .24          $   .09             $   .66         $   .44
                                            -------          -------             -------         -------
                                            -------          -------             -------         -------
Weighted average common and common
equivalent shares outstanding
during the period                             8,859            8,603               8,771           8,604
                                            -------          -------             -------         -------
                                            -------          -------             -------         -------

See notes to condensed consolidated financial statements.

FORM 10-Q A - - PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                         Nine Months Ended,
                                                            September 30

                                                        1995             1994
                                                     ----------       ----------
                                                     (unaudited)      (unaudited)
OPERATING ACTIVITIES
  Net income                                            $ 5,771          $ 3,748
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         2,587            2,384
    Provision for deferred income taxes                    (372)            (546)
    Gain on sale of long-term investments                   (70)              --
    Loss on sale of equipment                                52                5
    Provision for loss on accounts receivable             1,956            2,460
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable           (698)           1,327
      Increase in inventories                              (925)          (1,181)
      Increase (decrease) in other assets/liabilities        97             (392)
      Increase (decrease) in accounts payable and
       accrued expenses                                     281           (1,101)
      Decrease in income taxes payable                     (381)            (874)
                                                        -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 8,298            5,830

INVESTING ACTIVITIES
  Sale of short-term investments                          1,800            1,500
  Additions to other assets                                 (28)            (418)
  Acquisition of Nortech                                     --           (1,115)
  Purchase of equipment and improvements                 (1,196)          (1,489)
  Proceeds from sale of equipment                            50                1
  Purchase of short-term investments                     (2,269)          (2,006)
  Sale of long-term investments                           1,080               --
  Purchase of long-term investments                      (2,909)          (1,021)
                                                        -------          -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (3,472)          (4,548)

FINANCING ACTIVITIES
  Payments on long-term debt                                 (3)              (9)
  Proceeds from exercise of Common Stock options             75               91
                                                        -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    72               82
                                                        -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,898            1,364
  Cash and cash equivalents at beginning of year          5,652            6,231
                                                        -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $10,550          $ 7,595
                                                        -------          -------
                                                        -------          -------

See notes to condensed consolidated financial statements.

FORM 10-Q - - PART I - ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - INVENTORIES
(IN THOUSANDS)

                                            September 30         December 31
                                               1995                  1994
                                            -----------          -----------
                                            (unaudited)
Finished goods                                 $5,840                $5,254
Work in process                                   755                   794
Raw materials                                   1,817                 1,439
                                               ------                ------
                                               $8,412                $7,487
                                               ------                ------
                                               ------                ------


EXHIBITS


            Exhibit No.              Description                    Page No.
            -----------              -----------                    --------
               (11)           Statement re: computation of             12
                                per share earnings

               (27)           Filed Data Schedule                      --
                                (filed only in electronic format)