Form 10-K405
period 1995-12-31
EMPI INC
filed 1996-03-26
CIK 317032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                             ______________________

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 0-9387
                          -----------------                               ------

                                   EMPI, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                    41-1310335
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                      identification no.)

         5255 EAST RIVER ROAD
        MINNEAPOLIS, MINNESOTA                                55421
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code  (612)  586-7300
                                                           ---------------
                             ______________________

       Securities registered pursuant to Section 12 (b) of the Act:  NONE
                                                                     ----

          Securities registered pursuant to Section 12 (g) of the Act:

                            NO PAR VALUE COMMON STOCK
                            -------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   /X/   No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 1996, was approximately $157,103,610.

The number of shares outstanding of the registrant's class of common stock as of March 22, 1996, was 8,608,417 shares of no par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996, are incorporated by reference into Part III.

There are 41 pages to this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Empi, Inc., "the Company", was organized as a Minnesota corporation in October 1977. The Company develops, manufactures and markets non-invasive biomedical devices and accessories for applications in the rehabilitation, orthopedic and incontinence treatment medical markets.

REHABILITATION MARKET

Currently, the Company manufacturers and markets the following rehabilitation products: TENS (Transcutaneous Electrical Nerve Stimulation) devices for the treatment of chronic and acute pain; NMES (Neuromuscular Electrical Stimulation) devices for restoring muscle tone and mobility; iontophoresis systems to non-invasively deliver local anesthesia and anti-inflammatory medications through the skin; dynamic orthoses for restoring joint range of motion; surface electromyography (sEMG) biofeedback systems to monitor and teach proper muscle movement and control. In addition, the Company distributes cervical traction devices to reduce pain by stretching tensed muscles or separated vertebra and a complete line of accessories for its products.

In August 1995, the Company entered into a strategic alliance with Tennessee-based Rehab Med+Equip under which the Company markets a catalog of rehabilitation products that meet the growing needs of its customers. The catalog includes over 200 products, such as ice packs, whirlpool baths, lumbar and cervical rolls and supports, as well as orthotics and bracing products. In 1996, the Company plans to expand the breadth of catalog offerings by adding new products.

The Company's primary strategies in the rehabilitation market are to achieve sales growth and improve profitability. The Company sells its rehabilitation products directly to physicians, physical therapists and their patients through a direct sales force. The Company continues to focus on more effectively using its direct sales force by expanding the Company's product offerings through the development of proprietary products and the distribution of select products for the rehabilitation marketplace. Further contributions to profitability have come through product line diversification and from efficiencies in the Company's distribution, manufacturing and medical billing systems.

INCONTINENCE MARKET

The Company developed INNOVA-Registered Trademark- PFS, a pelvic floor stimulation system for primary care physicians, obstetricians, gynecologists, urogynecologists and urologists to treat female urinary incontinence. The Company began marketing INNOVA PFS through its direct rehabilitation sales force in the first quarter of 1992. In 1993, the Company diversified its incontinence product line by acquiring Physical Health Devices, Inc., a surface electromyography (sEMG) biofeedback company with both rehabilitation and incontinence products.

The Company's efforts will be focused in two areas in 1996. Its sales efforts will be directed to HMOs, managed care organizations and other third-party payors who are looking for alternative solutions to high-cost surgery for minor to moderate incontinence problems in males and females. In addition, the Company is attempting to secure reimbursement for INNOVA PFS from Medicare. Its ability to generate satisfactory INNOVA PFS sales is dependent in part on securing Medicare reimbursement.

INTERNATIONAL MARKET

The Company sells its products internationally through distributors and dealers. With the acquisition of the Nortech division of Medtronic, Inc. in November 1992, new international marketing opportunities were added through dealers from that division's network in Canada, Europe, Australia and New Zealand. The international presence has allowed the Company to expand distribution of its new products in both the rehabilitation and incontinence markets. In 1994 the Company began to focus on establishing master distributors for each business segment in key international markets. In April 1995, the Company closed its Canadian office and now markets its products through a master distributor in Canada. One of the major objectives for the international market for 1996 is introducing its products in Japan.


ACQUISITIONS

During 1994, the Company completed two dealer acquisitions. On October 7, 1994, the Company acquired all the inventory, customer lists and other intangible assets of Eagle Medical Services, Inc. for $429,000 in cash and an additional obligation of $800,000. On November 18, 1994, the Company acquired all the inventory, customer lists and other intangibles of Bowerman's Pharmacy, Inc. for $200,000 in cash. Contingent payments may be made under both agreements if certain revenue levels are achieved.

MANUFACTURED PRODUCTS

The Company manufactures several biomedical devices and related accessories which use its technologies to treat a variety of medical conditions and diseases.

TENS DEVICES. Physicians and physical therapists have treated their patients' chronic and acute pain with electrical stimulation, often referred to as "transcutaneous electrical nerve stimulation" or "TENS," for over 20 years. Although TENS is not effective for every patient or every condition, medical professionals have generally accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions. TENS devices are most frequently used to treat persistent orthopedic conditions such as low back pain, joint stiffness and muscle spasm. Physicians have also prescribed TENS for pain resulting from a variety of other conditions including abdominal surgery, post-operative pain, arthritis, tendonitis, phantom limb pain and child birth. TENS devices generally reduce pain while the device is being used, as well as for a period of time following usage, but do not cure the cause of the pain.

TENS devices consist of a small, portable, battery-powered electrical pulse generator which is connected via wires to electrodes placed at or near the site of the patient's pain. The devices are small enough to fit into a shirt pocket and weigh approximately 5 ounces, allowing patients to alleviate pain conveniently at home or elsewhere. The electrodes are attached to the skin with an interface layer of conductive gel. The stimulator produces low voltage pulses of electricity which can be delivered continuously or intermittently in different wave forms.

Two theories have been advanced to explain the manner in which TENS alleviates pain. The "gate control theory" postulates that the electrical impulses from TENS devices block or interfere with the neurological transmission of pain signals from the site of the injury to the brain. A second theory suggests that the electrical impulses prompt the release of endogenous opiates or endorphins, the body's natural pain suppressing agents. Neither theory has conclusive support in the scientific literature. Under either theory, TENS relieves pain without the costs and risks associated with surgery or the undesirable side effects and physiological problems of prolonged drug use including addiction, stupor, depression, disorientation, nausea and ulcers.

The Company's current TENS product line consists of five products. The EPIX XL-Registered Trademark-, introduced in 1988, uses a microprocessor which allows the user to select from eight pre-programmed treatment regimens. These regimens supplement the Company's traditional modulation options to offer more specialized patient care. In addition, the Company sells the following TENS units acquired in the Nortech acquisition: ECLIPSE+-Registered Trademark-, COMFORT PULSE-TM-, DYNEX-Registered Trademark- IV and med-TENS-TM- 100. The Company believes that the market for TENS devices is approximately $68 million and that the market is growing at a rate of approximately 5% per annum in unit volume, but that growth may be offset by price erosion in 1996.

NMES DEVICES. In addition to using TENS to modify the perception of pain, medical professionals have used similar electrical stimulation to activate muscles for rehabilitation purposes. Neuromuscular stimulation has proven effective in producing controlled, involuntary muscle contractions which can maintain the strength and mobility of a limb or prevent deterioration of muscle tissues in patients who are unable to perform voluntary muscle contraction. Physicians have prescribed neuromuscular stimulation in a variety of circumstances intended to improve muscle tone, increase joint mobility and accelerate recovery from traumatic injury. Common conditions for which NMES therapy may be prescribed include common knee injuries, swelling, spasticity and improper gait. In April 1982, the Company introduced its first NMES device. Various models have been designed and sold by the Company since that time. In 1989, the Company introduced FOCUS-Registered Trademark-, a compact, microprocessor-controlled neuromuscular stimulation device which offers a set of pre-programmed regimens to treat specific clinical problems. The Company also sells the following NMES devices acquired in the Nortech acquisition: RESPOND II-Registered Trademark- and RESPOND SELECT-Registered Trademark-. The Company believes that the market for neuromuscular stimulation devices is approximately $21 million and that the market is growing at a rate of approximately 7% per annum in unit volume.

IONTOPHORESIS SYSTEM. Iontophoresis is a process which uses electric current to assist drug transfer through the skin. Iontophoretic applications include the delivery of local anesthesia and anti-inflammatory medication for tissue management. For many applications, use of iontophoresis is superior to a syringe because it allows medications to be dispersed over a wider range of tissue and avoids many of the systemic and localized side effects associated with oral medications and injections.

The Company has developed both a proprietary iontophoresis device and patented buffered electrode capable of delivering small molecule drugs that can be ionized, such as drugs for arthritis, bursitis, tendonitis and related conditions. The system is controlled by a microprocessor and uses continuous low voltage electrical current which delivers charged drug particles just below the skin's surface. The Company estimates that the current market for iontophoresis systems is approximately $28 million and that the market defined in sales dollars is growing at a rate of approximately 15% per annum.

The Company received FDA 510 (k) clearance in July 1990 for its iontophoresis device and in November 1991 for its buffered electrode. The Company introduced its iontophoresis system, DUPEL-Registered Trademark-, to the marketplace in the first quarter of 1992.

SURFACE ELECTROMYOGRAPHY (sEMG) SYSTEM. The BIO-SCOPE-Registered Trademark-clinical sEMG system provides biofeedback through auditory and visual display to aid in muscle re-education and rehabilitation. A portable sEMG device, BIO-PROMPT-Registered Trademark-, enables patients to benefit from this technology in their own homes. For the incontinence market, the INNOVA-Registered Trademark- clinical sEMG system, a computerized system, aids the clinician in accurately assessing muscle strength and helps both patients and clinicians identify proper muscles during exercises. The INNOVA Home Trainer allows treatment sessions to be conducted in the privacy of the patient's home.

ACCESSORIES. The Company meets the needs of the customer by supplying accessories such as electrodes, cables, conductive gel, skin care products, batteries and other accessories, which are either manufactured by Empi or purchased from other vendors for resale. The Company has exclusive rights to distribute several unique models of electrodes. The Company believes that the market for TENS and NMES accessories is approximately $48 million and that the market defined in sales dollars is growing at a rate which is greater than the market growth rate for TENS devices.

ORTHOSES. The Advance Dynamic ROM-TM- Orthoses product line is used to correct joint range of motion limitations at the wrist, elbow, knee or ankle. The Company's Advance Dynamic ROM orthosis is based on the principle that periarticular connective tissue will remodel over time in response to the type and amount of physical stress it receives. The Advance Dynamic ROM orthosis addresses the permanent or plastic component of connective tissue deformation to achieve long-term range of motion improvement. It does this by gently delivering low-load stress at the joint's end-range over a prolonged period of time. The Company's Advance Dynamic ROM orthosis product line consists of models for the elbow, wrist, knee and ankle joints and was introduced in the first quarter of 1995. Range of motion limitations, generally referred to as contractures, often result following long periods of restricted motion or when scar adhesions form following trauma.

The Advance Dynamic ROM-TM- models were developed and are manufactured by the Company and are the Company's first R&D departure from electrotherapy products. The dynamic orthoses line fits very well with the Company's focus on cost effective treatments used outside the clinic setting. The Company estimates that the current orthotics market is approximately $30 million and that the growth potential in the next few years is estimated at 20% per year.

FEMALE URINARY INCONTINENCE PRODUCTS. In 1987, the Company began a research project relating to the application of its electro-therapeutic technology to the treatment of female urinary incontinence. In July 1991, the Company received FDA 510 (k) clearance for INNOVA PFS, the Company's female pelvic floor stimulation system. Urinary incontinence is the involuntary loss of urine so
severe as to have social, psychological or hygienic consequences.   According to
the 1996 Agency for Health Care Policy and Research (AHCPR) guidelines, "the U.S. spends $16 billion a year to care for people with urinary incontinence, up from $10 billion in 1990." At least 50% of the 1.5 million men and women in nursing homes suffer from incontinence. This condition is often a principal reason that leads families of the elderly to commit them to full-time care.

Current treatments for female urinary incontinence range from surgical procedures with a three to four day hospital stay and costs $6,000 to $13,000, to behavioral therapy or drugs. Products designed to manage the problem of urinary incontinence include incontinence appliances such as catheters and collection devices as well as incontinence disposables such as adult diapers or briefs, padded undergarments and bed pads designed to keep urine away from the patient's skin.

INNOVA PFS is designed to cure or control stress, urge and mixed incontinence. Stress incontinence is the inability of the urethra to hold back urine when there is a sudden increased pressure on the bladder. Leakage of urine commonly occurs with activities such as coughing, sneezing, lifting and exercising. Urge incontinence occurs when the bladder is irritated and contracts prematurely causing a sudden need to urinate. Mixed incontinence, the most common form, is a combination of both stress and urge incontinence.

Traditionally, urge incontinence has been treated with pharmacological intervention. Many patients are intolerant of the medication's side effects. Stress incontinence is poorly treated by pharmacological intervention and therefore, in most cases, has resulted in surgical intervention.

INNOVA PFS, an electro-therapeutic device, causes involuntary contractions of the pelvic musculature and urinary sphincter. The strengthening of these muscles can improve continence in the same manner as Kegel exercises (a quick or sustained voluntary contraction of the pelvic floor muscles). INNOVA PFS automates this exercise regimen through electrical activation of the sensory reflex pathways as well as direct activation of the pelvic musculature. Published studies indicate a success rate for pelvic stimulation ranging from 60
- 90%. Results from the world's first placebo-controlled study, sponsored by Empi, on pelvic floor stimulation were published in the July 1995 edition of the AMERICAN JOURNAL OF OBSTETRICS AND GYNECOLOGY. Initial results from a second study, also sponsored by Empi, reported on optimizing treatment of stress, urge and mixed incontinence using Innova PFS. The outcomes of this study were presented at the American College of Obstetricians and Gynecologists meeting and the American Urogynecology meeting in 1995. They will also be presented at the Multispecialty Nursing meeting in 1996.

INNOVA PFS is composed of an externally worn, microprocessor-based electrical neuromuscular stimulator that activates a proprietary multi-channel vaginal or rectal electrode. The device automatically delivers timed dosages of stimulation for the treatment of stress, urge and mixed incontinence during 15 minute treatment sessions. The treatment sessions are generally performed twice a day in the convenience and privacy of the home. The regular use of INNOVA PFS can improve or control stress, urge or mixed incontinence.

The Company believes electro-therapeutic pelvic muscle stimulation will eventually be selected as one of the first choice treatments before more invasive treatments (i.e., surgery and drug therapy) due to its noninvasive, lower cost, lower risk and lack of side effects. The recent AHCPR guidelines, for the treatment of adult urinary incontinence, gives pelvic floor electrical stimulation (PFS) a "B" strength of evidence recommendation for stress, urge and mixed incontinence. This is the same rating currently enjoyed by available surgical alternatives. While there are other pelvic muscle stimulation devices available, the Company believes its device will be more readily accepted for several reasons. INNOVA PFS is easy to operate and is clinically proven, safe and effective. The Company has designed an intravaginal electrode which it believes has several significant improvements over other electrodes. These improvements include ComfortPulse-Registered Trademark- technology which makes the electrode electrically matched to the body providing uniform current distribution over the electrode surface, making higher levels of intensity more comfortable and effective. In addition, the tampon-like electrode is lightweight, flexible and has been designed for physical conformity. While most of the other pelvic muscle stimulation products have been marketed to urologists, the Company markets INNOVA PFS to obstetricians, gynecologists, urogynecologists, incontinence clinics, primary care physicians and nurse practitioners of HMO, MCO and POS medical facilities.
It is estimated that more than 13 million women in the United States suffer from urinary incontinence. The Company believes that for various reasons, electro-therapeutic treatment will not be appropriate for a portion of these women. The Company's initial target market includes women aged 35-65 who, when properly diagnosed, would benefit from electrical stimulation therapy. The Company estimates that there are at least 6 million women in this target market.

DISTRIBUTED PRODUCTS

To complement the Company's existing product lines and allow it to better utilize its investment in a direct sales force, the Company distributes medical products manufactured by other companies which meet its performance, quality and profit standards. These products are available on an exclusive or limited distribution basis for the markets served by the Company's direct sales force. The Company distributes cervical traction devices as well as several lines of TENS and NMES accessories.

The Company negotiated a national distribution agreement for PRONEX-TM-, a cervical traction device used to relieve chronic neck pain by relaxing muscle tension and spasms and by mechanical separation of the cervical vertebrae. The PRONEX cervical traction device is sold through the Company's direct sales force to physical therapists and patients.

In the third quarter of 1995, the Company began marketing the Rehab Med+Equip catalog of products. The catalog contains well over 200 products made up of Empi and Rehab Med+Equip distributed products which the Company markets to its physical therapy customers.

MARKETING

REHABILITATION

As of year-end 1995, the Company had approximately 120 sales representatives selling rehabilitation products domestically on a direct basis to physicians, physical therapists and their patients. The Company currently serves over 10,000 physical therapy clinics and hospital physical therapy departments and has a network for direct billing to insurance claims offices, Medicare carriers, HMOs or managed healthcare programs. This direct link to both patients and third-party payors is a benefit for products currently available from the Company. The Company now considers its direct sales force, patient follow-up and insurance billing system to be distinct competitive advantages. An additional link to the third-party payors was added in 1994 with the addition of a specialized sales force that calls on managed care organizations and third-party payors. These national account managers address coverage and reimbursement issues and seek purchase contracts for Empi's products. At the end of 1995, Empi had six national account managers. National account managers will cover both rehabilitation and incontinence markets.

The Company has also invested in both telemarketing and direct mail programs to contact patients who use its TENS and NMES devices. Telemarketing and direct sales programs are also used to contact home healthcare dealers who purchase the Company's products for resale to hospitals, clinicians and patients.

INCONTINENCE

The Company commenced marketing its INNOVA PFS systems in 1992 through its direct rehabilitation sales force. In 1994, the Company established a specialty sales force to market the Company's incontinence products to primary care physicians, obstetricians, gynecologists, urogynecologists, urologists, allied health professionals and physical therapists in key incontinence markets. At the end of 1995, the Company employed five incontinence sales representatives. The sales representatives work closely with the Company's national account managers to penetrate the HMOs, MCOs and third-party payor markets.

In 1994, the Company opened an incontinence clinic in Minneapolis, Minnesota. The clinic offered a variety of diagnostic and treatment options; treatments were not limited to those which include the Company's PFS or sEMG products. Staffed by a nurse practitioner, the clinic offered conservative, alternative care for the woman suffering from incontinence prior to more radical options such as surgery. In the fall of 1995, the Company sold its incontinence clinic to Continence Clinics, Inc. in order to focus its efforts on the development and marketing of incontinence products. The Company maintains a close relationship with Continence Clinics, Inc., and uses the clinic to test new product concepts.

MANUFACTURING

The Company manufactures most of its electro-therapeutic and orthoses devices, as well as some components and related accessory products, at its Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes.

The Company's products are comprised of a variety of components including metal or plastic cases, plastic subassemblies, die cast metal parts, injection-molded plastic parts, printed circuit boards, electronic components, alkaline and rechargeable nickel cadmium batteries, battery chargers, leadwires, electrodes and other components. These parts are purchased from outside suppliers and some are manufactured by others on a custom basis for the Company.

Many of the component parts and raw materials used by the Company in its manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased through a single supply source. If these components were no longer available, the Company believes it could develop alternative sources which it believes would avoid any material adverse effect upon the Company's operations.

RESEARCH AND DEVELOPMENT

The Company's research and development programs are designed primarily to apply the Company's electro-therapeutic technology and expertise to the treatment or diagnosis of wide ranging medical conditions and diseases. Research and development expenses (including clinical studies) amounted to $2,763,000, $3,432,000 and $3,424,000 in 1993, 1994 and 1995, respectively. The majority of the Company's current research and development expenses are devoted to new products being developed by the Company to expand its product lines for the incontinence, rehabilitation and neurology markets. Current research and development projects include electrode designs to treat incontinence in females and males, dynamic range of motion orthoses, a motor movement evaluation system for the measurement of effective treatment for Parkinson's disease, a next-generation TENS device and a next-generation sEMG device. Existing devices and accessories are periodically updated and redesigned to improve their features, performance and reliability.

PATENTS AND TRADEMARKS

The Company currently owns numerous United States patents issued between 1982 and 1995 relating to its product lines. These patents cover various electronic features of the TENS and NMES devices and associated electrodes. Several patents have been issued between 1990 and 1995 for our incontinence device and electrodes. Also, three patents relating to the buffered electrode for iontophoresis have been obtained since 1990, and two patents have been obtained on the device. A number of patents and trademarks were obtained as a result of the Nortech and PHD acquisitions, which cover various aspects of electrodes, stimulators and surface sEMG equipment. In addition, numerous patents have been filed on aspects of the Company's Advance Dynamic ROM-TM- range of motion orthosis, new developments in incontinence electrodes and apparatus and new electrodes for iontophoresis. The initial life of each patent issued to the Company is either 14 or 17 years from the date of issue.

Although the Company generally seeks patent protection when possible, it does not consider patent protection to be a significant, competitive advantage in the marketplace for electro-therapeutic devices; however, patent protection may be of significance with various aspects of the Company's incontinence electrode technology and its orthosis technology. There is no assurance that any of the Company's existing patents or any patents obtained in the future will provide substantial protection, or be of commercial benefit to the Company, or that their validity will not be successfully challenged; and there is also no assurance that the Company's products will not infringe upon any patents held by others.

The Company has also registered and filed applications to register various trademarks with the U.S. Patent and Trademark Office and appropriate offices in foreign countries. There is no assurance that the Company's assertion of trademark protection will prevent competitors from infringing on the Company's trademarks.

COMPETITION

Numerous other companies currently manufacture and market TENS and NMES devices and related accessory products which compete with the Company's products. The Company believes that its two strongest competitors, with the largest market share, are Rehabilicare, Inc. and Staodyn, Inc. The Company believes that the principal competitive factors in the TENS and NMES marketplace are price, product quality and service. The Company believes its competitive advantage, over the others, is higher quality products and better service. The Company's pain control products may, in some instances, be deemed to be competitive with drugs and surgical procedures.

The Company believes its primary competitors in the iontophoresis market are IOMED, Inc., Life-Tech, Inc. and Henley International, Inc. The Company's major competitors in the dynamic orthotics market are Dynasplint and DeRoyal/LMB. In the cervical traction market, the Company faces three main competitors:
Saunders, Staodyn and Lossing. Hollister Inc., of Libertyville, Illinois, Self-Regulating Systems, Inc., of Redmond, Washington and Verimed of Coral Springs, Florida market sEMG systems for the incontinence market. Thought Technology, a Canadian firm, is the Company's primary sEMG competitor in the rehabilitation market.

Several companies are developing new treatment products designed to cure or control incontinence problems, including injectable biomaterials, improved drug therapy, other electro-therapeutic devices and muscle contraction biofeedback devices. Each of these treatment approaches is aimed at eliminating or reducing a patient's reliance on incontinence appliances or disposables. Utah Medical, BMR and Stimtech all have pelvic floor stimulation devices on the market. Currently, none of these devices have placebo-controlled clinical studies to back up their products.

GOVERNMENT REGULATION AND REIMBURSEMENT

FDA AND SIMILAR FOREIGN REGULATION. Medical device development, testing, manufacturing, labeling and marketing are regulated under the Federal Food, Drug and Cosmetic Act (the "ACT"), as amended, and additional regulations promulgated thereunder. These statutes and regulations require that manufacturers adhere to certain standards designed to assure product safety and effectiveness.

The FDA's "Good Manufacturing Practices of Medical Devices" regulation establishes standards for the Company's manufacturing processes, requires maintenance of certain records and provides for unscheduled inspections of the Company facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products. The Company believes its operations meet the requirements of these regulations.

New medical devices require regulatory approval prior to market introduction. In the United States, new medical devices are subject to either the 510(k) Pre-Market Notification regulation or the Pre-Market Approval (PMA) regulation; the pathway is dependent on the device's nature and intended use. International registration and approval requirements vary and are country dependent. Most regulatory approvals require submission of extensive documentation, engineering, pre-clinical testing and manufacturing information to demonstrate compliance with the pertinent regulations. In some cases, product electronics, appearance or labeling must be modified in order to comply with the foreign regulations.
In addition, some products may require extensive clinical testing to obtain regulatory approval. The Company anticipates FDA may require submission of additional clinical testing concerning iontophoretic drug delivery. In this regard, the Company is preparing the necessary clinical trial data to support the ongoing sale of its iontophoresis product, Dupel.

The Company has contracted with an outside certification authority to review the conformance of its quality assurance system to two recognized international quality system standards, ISO-9001 and EN 46001. Successful certification is an essential step towards compliance with the Medical Device Directive in the European Union and must be in place no later than June 14, 1998. The Company anticipates receiving this certification well in advance of this deadline.

REIMBURSEMENT. A significant portion of the Company's revenues are paid by third-party payors, such as Medicare, workers compensation, private insurance companies and health maintenance organizations, on behalf of the patients who rent or purchase the Company's products. The Company maintains a large support staff that verifies third-party payor coverage prior to each purchase and bills the third-party payor directly. When appropriate, the Company's staff obtains appropriate letters of medical necessity from the prescribing physician and sends such letters to the third-party payor. Delays in obtaining appropriate documentation and the time required for claims processing by the third-party payors has a significant impact on the Company's outstanding receivables.

The Company's dependence on third-party payors exposes the Company to the risk of government regulations limiting the amount that such third-party payors may pay for the Company's products. Effective January 1994, Medicare reduced reimbursement for TENS units by 30 percent. Revenues from Medicare claims represent approximately 9 percent of the Company's TENS revenue. The Company does not believe that these recent governmental actions will have a material adverse effect on the Company. The Company would be adversely affected, however, if private insurers or health maintenance organizations become subject to, or voluntarily adopt, similar reimbursement limits.

The Company anticipates a continuing dependence on third-party payors with respect to new products, such as its pelvic floor stimulation device. With the recent recommendations given by the AHCPR guidelines, the Company is optimistic that pelvic floor stimulation should be a covered treatment option and remains hopeful that Medicare will grant favorable reimbursement status in the near future.

PRODUCT LIABILITY INSURANCE

The marketing and sale of medical products exposes the Company to the risk of product liability. The Company currently carries product liability insurance for its products covering up to $11 million in liability claims.

EMPLOYEES

As of December 31, 1995, the Company had 507 employees. Of these, 76 were engaged in production, 14 in quality control, reliability and warranty repair, 53 in purchasing, material control and distribution, 33 in research and development, 198 in sales and marketing and customer service, 58 in billing, reimbursement and credit/collection and 75 in various management and administrative capacities.

None of the Company's employees is represented by a labor union, and the Company believes that it has an amiable and positive working relationship with its employees.

MAJOR CUSTOMER

No individual customer accounted for 10 percent or more of total revenue for 1995, 1994 or 1993, respectively.

CAUTIONARY STATEMENTS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

Markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Some of the Company's products also compete against drugs, therapies, surgical procedures or new products which may result from future technological or medical advances. Future revenue growth of the Company will depend to some degree on the ability of the Company to continue to successfully market its current and future products in this competitive environment.

The Company's future revenue growth is dependent on its ability to continually offer new products to the marketplace. Any inability of the Company to develop new products internally or to acquire distribution rights from other product manufacturers could have a material and adverse impact on future revenues.

Most of the Company's products are used by patients and reimbursed by Medicare carriers, workers compensation programs, managed care and private insurance payors. Changes in reimbursement policies or payment levels could adversely affect the Company.

The Company has not yet received reimbursement approval from Medicare for its Innova PFS product. Failure to secure Medicare reimbursement will adversely affect future sales levels of this product. The Company's future revenue growth would be materially and adversely affected by any inability to generate significant sales of Innova.

The Company's products are regulated under the Federal Food, Drug and Cosmetic Act, and the Company is required to secure clearance from the FDA prior to marketing new products. Lack of clearance or delays in securing clearance could negatively impact revenue from new products.

The Company currently purchases, and will in the future purchase, products, parts and components from vendors. The Company attempts wherever practical, to have more than a single source of supply for each product, part and component. The Company does, in some situations, have only one supplier for a product, part or component. If a supplier was unable or unwilling to supply any such product, part or component in a timely manner, the Company's business could be adversely affected.

ITEM 2.   PROPERTIES

The Company is currently leasing 31,713 square feet of office space located in Arden Hills, Minnesota at a monthly rental of $19,821 plus pro rata operating costs. The Company's lease agreement runs through August 31, 1996.

With the 1992 acquisition of the Nortech division from Medtronic, Inc., the Company assumed a lease covering 23,917 square feet and a supplemental lease covering 16,116 square feet of office space located in Fridley, Minnesota. The Company currently is leasing this space through February 28, 1997 at base monthly rates of $14,171 and $9,495, respectively, plus a pro rata share of operating costs.

During 1993, the Company entered into a lease agreement for 4,402 square feet of office and warehouse space located in Mississauga, Ontario at an approximate monthly rental of (U.S.) $1,700, plus pro rata share of operating costs through March 1998. In 1995, the Company closed its Canadian office and is currently sub-leasing the space.

In July 1994, the Company entered into a seven year lease agreement for 1,234 square feet of office space located in Edina, Minnesota. On September 29, 1995 the Company assigned responsibility for the leased premises in Edina, Minnesota to Continence Clinics, Inc., as part of the purchase agreement related to the sale of the Company's Urofitness-TM- Center.

The Company owns two properties in Clear Lake, South Dakota. One location is a 24,000 square foot manufacturing facility on 4 acres of property, and the other is a 10,000 square foot warehouse on 1.3 acres.

ITEM 3.   LEGAL PROCEEDINGS


There are no material legal proceedings to which the Company is party or of which any of its property is the subject other than ordinary, routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE COMPANY AS OF MARCH 25, 1996

Each executive officer is elected to office by the Board of Directors and holds the office until his successor is elected and qualified. There are no family relationships among any of the Company's Directors or Officers.

The following table sets forth information with regard to the executive officers of the Company:

                              PRINCIPAL OCCUPATION, BUSINESS
NAME AND AGE OF OFFICER       EXPERIENCE PAST FIVE YEARS
-----------------------       --------------------------
Donald D. Maurer (59)         Founder of the Company in 1977.  Chairman of the
                              Company since December 1979 and Chief Scientific
                              Officer since October 1994.  Chief Executive
                              Officer of the Company from April 1979 to September 1994. Mr. Maurer held the additional position of President from April 1979 to December
                              1988 and from February 1993 to September 1994.
                              Mr. Maurer is a director of Angeion, Inc. and Daktronics, Inc.

Joseph E. Laptewicz (47)      President and Chief Executive Officer of the
                              Company since October 1994.  From March 1990 to
                              September 1994, Mr. Laptewicz held the following positions at Schneider (USA) Inc., a Plymouth,
                              Minnesota based manufacturer of medical devices and a division of Pfizer, Inc.; President and Chief Executive Officer from April 1992 to
                              September 1994, Executive Vice President from July
                              1991 to March 1992 and Vice President and General
                              Manager, of the Stent division, from March 1990 to June 1991.

Timothy E. Briggs (48)        Executive Vice President and Chief Financial
                              Officer of the Company since December 1988 and Treasurer and Assistant Secretary since December
                              1994. Mr. Briggs served as Treasurer of the Company from December 1988 to March 1992.

John A. Shipley (43)          Executive Vice President of Sales of the Company's
                              rehabilitation business since December 1994.
                              Executive Vice President of Sales and Marketing of the Company from January 1993 to December 1994.
                              Vice President of Sales and Marketing of the Company from August 1990 to January 1993. Mr.
                              Shipley served as General Manager of Sales and Marketing for the Company from December 1989 to August 1990.

Robert W. Clapp (46)          Vice President of Manufacturing of the Company
                              since March 1993. Mr. Clapp served in the capacity of Vice President of Manufacturing at Dacomed Corp., a medical products manufacturer and distributor, from February 1987 to March 1993.

Shawn F. Featherston (42)     Vice President of Human Resources since January
                              1996.  Mr. Featherston served as Director of Human
                              Resources from January 1993 to December 1995.
                              Prior to joining the Company, he served as Human
                              Resources Consulting Manager for McGladry and
                              Pullen from January 1989 to December 1992.

Mary K. Full (37)             Vice President of Sales Operations of the Company
                              since December 1994.  Ms. Full served as
                              Controller from October 1984 to December 1994 and as Treasurer and Assistant Secretary of the Company from March 1992 to December 1994.

Gary D. Sullivan (46)         Vice President of Marketing of the Company since
                              February 1995.  Prior to joining the Company, Mr.
                              Sullivan was Director of Sales and Marketing at
                              Schneider (USA) Inc., a division of Pfizer, Inc.,
                              from October 1993 to February 1995.  From November
                              1991 to October 1993, he served as Director of
                              Marketing for Cordis Corp., a manufacturer of
                              medical devices.   Mr. Sullivan worked as an
                              Associate at Lumsden Company, an executive search firm specializing in bio-technology, pharmaceuticals and diagnostics, from October 1989 to November 1991.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS


The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market-SM- under the symbol EMPI. High and low closing sale prices for each quarter of fiscal years ended December 31, 1995 and 1994 are presented below.


                                 1995                          1994
                          HIGH           LOW            HIGH           LOW
First. . . . . . . . . . $12 1/8        $ 7            $21 1/4        $10 3/4

Second . . . . . . . .   $16 5/8        $11 5/8        $13 1/2        $ 9 1/8

Third  . . . . . . . . . $21 1/8        $15            $12 3/8        $ 8 1/4

Fourth . . . . . . . . . $27 1/8        $18 1/2        $10 1/8        $ 7


The Company had 724 common shareholders of record as of March 22, 1996. The Company has not paid any cash dividends and the Company does not anticipate that any dividends will be paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA



                        SELECTED SIX-YEAR FINANCIAL DATA

                                   EMPI, INC.

(IN THOUSANDS,                                                   YEAR ENDED DECEMBER 31
EXCEPT PER SHARE AMOUNTS)                   1995           1994           1993           1992           1991          1990
-----------------------------------------------------------------------------------------------------------------------------

OPERATIONS STATEMENT DATA
Net sales. . . . . . . . . . . . .        $ 67,342       $ 61,304       $ 66,377       $ 33,355       $ 21,819       $ 16,028
Operating income . . . . . . . .            12,335          6,197         15,325          6,309          3,420          1,711
Net income . . . . . . . . . . . .           8,002          3,356          9,334          4,049          2,041            903
Net income per share . . . . . . .             .90            .39           1.08            .48            .29            .16
Weighted average
  shares outstanding . . . . . . .           8,899          8,611          8,660          8,438          6,930          5,776

BALANCE SHEET DATA
Working capital. . . . . . . . . .        $ 42,512       $ 34,344       $ 30,434       $ 22,076       $ 18,013        $ 6,101
Total assets . . . . . . . . . . .          60,737         52,708         50,185         34,551         22,300          9,372
Long-term debt . . . . . . . . . .           1,468          1,800          1,603          2,016             30          2,577
Shareholders' equity . . . . . . .          53,079         45,000         41,355         27,265         20,105          4,772

ALL SHARE AND PER SHARE DATA HAVE BEEN RESTATED TO REFLECT A 3-FOR-2 STOCK SPLIT, EFFECTIVE AUGUST 1991, AND A 2-FOR-1 STOCK SPLIT, EFFECTIVE JUNE 1993.




                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   EMPI, INC.

YEAR ENDED  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            FIRST         SECOND          THIRD         FOURTH
-------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1995
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,524       $ 16,274       $ 17,273       $ 17,271
Operating income . . . . . . . . . . . . . . . . . . . . .       2,695          2,985          3,266          3,389
Net income . . . . . . . . . . . . . . . . . . . . . . . .       1,708          1,939          2,124          2,231
Net income per share . . . . . . . . . . . . . . . . . . .         .20            .22            .24            .24

DECEMBER 31, 1994
Net sales. . . . . . . . . . . . . . . . . . . . . . . . .    $ 14,367       $ 16,039       $ 14,468       $ 16,430
Operating income . . . . . . . . . . . . . . . . . . . . .       2,153          2,828          1,199             17
Net income . . . . . . . . . . . . . . . . . . . . . . . .       1,283          1,709            756           (392)
Net income per share . . . . . . . . . . . . . . . . . . .         .15            .20            .09           (.05)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items reflected in the financial statements as a percent of sales:

PERCENT OF SALES

                                                   YEAR ENDED DECEMBER 31
                                            1995           1994           1993
------------------------------------------------------------------------------

Net sales. . . . . . . . . . . . .         100.0%         100.0%         100.0%
Cost of goods sold . . . . . . . .          26.3           25.7           25.4
Gross margin . . . . . . . . . . .          73.7           74.3           74.6
Selling, general and
     administrative  . . . . . .            50.3           58.6           47.4
Research and development . . . . .           5.1            5.6            4.2
Other income (expense), net  . . .           1.2            (.1)            .1
Income before taxes. . . . . . . .          19.5           10.0           23.2
Net income . . . . . . . . . . . .          11.9            5.5           14.1
                                           -----          -----          -----
                                           -----          -----          -----


RESULTS OF OPERATIONS

SALES

Empi, Inc.'s (the "Company") total sales for 1995 were $67.3 million compared to $61.3 million for 1994, an increase of 10 percent. Sales from the Company's core rehabilitation products of TENS (transcutaneous electrical nerve stimulation) devices, NMES (neuromuscular electrical stimulation) devices and related accessory products increased 2 percent to $46.1 million from $45.4 million in 1994. Sales from the Company's non-core products of Innova-Registered Trademark- PFS (pelvic floor stimulator), DUPEL-Registered Trademark-iontophoresis drug delivery system, Advance Dynamic ROM-Registered Trademark-orthoses, sEMG (surface electromyography) biofeedback, PRONEX-Registered Trademark- pneumatic device to manage cervical pain and other miscellaneous products increased 33 percent to $21.2 million from $15.9 million in 1994.

The Company's sales increase was primarily attributable to the growth of the Company's newer, non-core rehabilitation products. The DUPEL, Advance Dynamic ROM and PRONEX accounted for most of the dollar gains in sales. While incontinence sales increased slightly from prior year levels, lack of consistent reimbursement continues to adversely impact growth in the Company's incontinence product lines. The Company is continuing to work with healthcare providers, payors and government agencies to secure consistent reimbursement for its incontinence products. The Company does not believe that significant incontinence product sales will be generated until Medicare grants favorable reimbursement status.

Pricing remained relatively consistent from 1994 to 1995 in the Company's retail and wholesale rehabilitation markets. The Company reduced the retail price of its Innova PFS product line at the end of 1994 as a result of the inconsistent reimbursement.

As of year-end 1995, the Company had approximately 120 sales representatives selling products domestically on a retail basis. International sales, as a percentage of total sales, were 6 percent in 1995 and 1994. During 1995, the Company closed its Canadian sales office. All Canadian sales are now being handled by one master distributor located in Canada.

Empi's 1994 sales decreased by 8 percent to $61.3 million from $66.4 million in 1993. Sales from the Company's core products decreased 15 percent in 1994 from 1993 levels, while sales from the non-core products in 1994 resulted in a 20 percent increase over the previous year. The decrease in 1994 sales of core rehabilitation products was driven by price pressures due to healthcare reform, declining demand in the wholesale market and a 30 percent reduction in reimbursement for TENS devices by Medicare.

GROSS MARGIN

Gross margin for 1995 was 73.7 percent of sales compared to 74.3 percent for 1994. The primary contributors to the lower gross margin percentage for 1995 were higher manufacturing costs and higher distribution costs related to the increase in volume of retail product shipped. Lower margin wholesale sales were 11 percent of total sales for 1995 compared to 12 percent for 1994.

Gross margin for 1994 was 74.3 percent of sales compared to 74.6 percent in 1993. During 1994, the Company experienced some price erosion in its core products, but was able to offset most of the impact to gross margin by improving manufacturing efficiencies and implementing tighter cost controls.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses stated as a percentage of sales for 1995 and 1994 were 50.3 percent and 58.6 percent, respectively. Selling, general and administrative expenses for 1995 totaled $33.9 million compared to $35.9 million in 1994. The decrease in 1995 is attributable to lower facility costs due to the closing of two office locations and a lower provision for bad debts. These decreases were offset by higher payroll and incentive compensation expenses. In addition, in 1994 the Company incurred one-time charges for a goodwill write-down, incremental bad debt provision and workforce reduction costs. After adjusting for 1994's one-time charges, total spending for selling, general and administrative in 1995 was flat compared to 1994.

Selling, general and administrative expenses for 1994 were 58.6 percent of sales compared to selling, general and administrative expenses for 1993 of 47.4 percent of sales. Full-year spending for 1994 totaled $35.9 million compared to $31.4 million in 1993, which reflects an increase in spending of $4.5 million, or 14 percent, over 1993. The major contributors to increased spending in 1994 were higher selling and marketing costs associated with the incontinence and sEMG biofeedback product lines, one-time charges for goodwill write-down, incremental bad debt provision and workforce reduction costs. The goodwill write-down related to a revaluation of the goodwill associated with the 1993 acquisition of Physical Health Devices, Inc.

RESEARCH AND DEVELOPMENT

Research and development expenses were $3.4 million for 1995 and 1994. Stated as a percentage of sales, research and development expenses for 1995 were 5.1 percent compared to 5.6 percent for 1994. The consistent expense levels in research and development reflected the success of the Company's cost containment measures initiated in 1994. The Company's research and development expenses in 1995 were spread relatively evenly within the TENS/NMES, orthoses and iontophoresis product groups, with slightly higher expenditures on incontinence and other new product research and development, and lower expenditures on the sEMG product group.

Research and development expenses for 1994 increased 24 percent to $3.4 million from $2.8 million in 1993. The $600,000 increase in research and development expense levels in 1994 was directly related to an increase in staffing and associated costs to support a number of incontinence and rehabilitation projects. The Company also invested development dollars designing the Advance Dynamic ROM orthoses product line, which the Company manufactures and began selling in March of 1995.


OTHER INCOME AND EXPENSE

Interest income for 1995 was $798,000 compared to $311,000 for 1994. The increase in interest income is attributable to the Company's improved cash position. Interest expense was $114,000 and $168,000 for 1995 and 1994, respectively. The majority of interest expense for both years is due to an interest-bearing note issued to finance the Company's acquisition of Nortech in 1992. Also in 1995, the Company had a one-time gain of $42,000 from the sale of its UROFITNESS-TM- CENTER to Continence Clinics, Inc. of Minneapolis, Minnesota, and a one-time gain of $70,000 on MedAmicus, Inc.'s common stock. Other income and expense for 1994 also included a $170,000 write-down of the Company's investment in MedAmicus, Inc.'s common stock. Interest income was $311,000 in 1994 compared to $166,000 in 1993, resulting from Empi's improved cash position. Interest expense was $168,000 in 1994 compared to $145,000 in 1993.

NET INCOME

Net income for 1995 of $8.0 million improved by $4.6 million compared to 1994's net income of $3.4 million, but is less than the Company's 1993 net income of $9.3 million. Higher sales combined with relatively flat spending and no major one-time charges, plus the improvement in other income, were the main reasons for the increase in net income for 1995. Lower sales, coupled with the incremental costs to establish the Innova Division and one-time charges, were the primary factors accounting for the decrease in 1994.

INFLATION AND CHANGING PRICES

Government and other outside pressures to reduce healthcare costs could affect the Company's output, both in terms of unit sales and reimbursement levels. In 1994, Medicare reduced its reimbursement level on the Company's TENS devices by 30 percent. Late in 1995, Medicare increased its reimbursement of TENS devices by 3 percent. Approximately 9 percent and 8 percent of the Company's TENS revenue related to Medicare business in 1995 and 1994, respectively. Inflation has had negligible effect on the Company's operations for 1995 and the previous two years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term investments were approximately $19.0 million at December 31, 1995, and increased $8.1 million from the prior year due primarily to cash generated from operations. Due to its strong cash position, the Company decided to cancel its $7.0 million line of credit in 1995. The Company has also initiated a limited stock repurchase program. During 1995, the Company repurchased and retired 62,000 shares of its common stock at a total price of $1.2 million. The Company intends to continue its stock repurchase program in 1996. The Company's working capital at December 31, 1995, was $42.5 million and its current ratio was 7.9 to 1.0. Accounts receivable decreased $1.0 million, or 6 percent, while sales increased nearly 10 percent, reflecting increased collection efforts in 1995. Inventories increased $800,000, or 10 percent, in 1995. Most of the inventory increase consisted of Advance Dynamic ROM and PRONEX products which were introduced in 1995. The Company believes its cash and cash equivalents and short-term investments together with cash flow from operations will be sufficient to meet the Company's currently projected needs for working capital and capital requirements for the foreseeable future.

Capital expenditures were $1.9 million, up 7 percent over 1994 expenditures. Most of the capital expenditures in 1995 were for manufacturing facilities and equipment and information systems improvements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to List of Financial Statements and Financial Statement Schedule which appears on page 25 herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding the Company's directors included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996 under the caption "Election of Directors" is incorporated herein by reference.

The information required by Item 10 regarding the Company's executive officers is set forth in Part I of this report.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996 under the caption "Compliance with Section 16 (a) of the Exchange Act" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation and stock options included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The information required by Item 12 regarding voting securities and principal holders thereof included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1996 under the caption "Principal Shareholders and Management Ownership" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1996 under the caption "Certain Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) AND (2)  --  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     See Index to Consolidated Financial Statements and Schedule which appears on Page 25 herein.

     (3)  --  EXHIBITS.


     (2.1) Asset Purchase Agreement effective November 18, 1992, between the Registrant and Medtronic, Inc. has been filed as
                    Exhibit 1 to the Company's Report on Form 8-K dated November 18, 1992, and is included herein by reference pursuant to Rule 12b-32.

     (2.2) Warrant to purchase 250,000 shares of the Registrant's Common Stock by Medtronic, Inc. has been filed as Exhibit 2 to the Company's Report on Form 8-K dated November 18, 1992, and is included herein by reference pursuant to Rule 12b-32.

     (2.3) Promissory note of the Registrant in the principal amount of $2 million due to Medtronic, Inc. has been filed as Exhibit 3 to the Company's Report on Form 8-K dated November 18, 1992, and is included herein by reference pursuant to Rule 12b-32.

     (2.4) Asset Purchase Agreement dated May 18, 1993 and effective August 13, 1993 between the Registrant and Physical Health Devices, Inc. has been filed as Exhibit 1 to the Company's Report on Form 8-K dated May 18, 1993, and is included herein by reference pursuant to Rule 12b-32.

     (3.1) Restated Articles of Incorporation, as amended has been filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994 and are included herein by reference pursuant to Rule 12b-32.

     (3.2) Bylaws together with amendment adopted June 12, 1986, have been filed as Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and are included herein by reference pursuant to Rule 12b-32.

     (4.1)          Certificate for shares of Common Stock has been filed as
                    Exhibit 4.1 to the Company's Registration Statement on Form S-2, Registration No. 33-42568, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.1) Employment agreement with Timothy E. Briggs, dated March 1, 1990, has been filed as Exhibit 10.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1990, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.2) Employment agreement with John A. Shipley, dated March 1, 1991, has been filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1990, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.3) Employment agreement with Donald D. Maurer, dated May 1, 1993 has been filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.4) Lease dated November 26, 1986, between the Company and Northpark Investment Company, a limited Partnership covering office and warehouse space in Arden Hills, Minnesota has been filed as Exhibit 10.4 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1986, and is included herein by reference pursuant to Rule 12b-32.

ITEM 14.  --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
               CONTINUED


     (10.5) First Amendment to Lease Agreement dated April 3, 1991, between the Registrant and Pharmacia Deltec, Inc. related to Lease Agreement dated November 26, 1986, has been filed as
                    Exhibit 10.5 to the Company's Registration Statement on Form S-2, Registration No. 33-42568, and is incorporated herein by reference pursuant to Rule 12b-32.


     (10.6) Lease Agreement and First Addendum to Lease Agreement dated February 1, 1991, between Medtronic, Inc. and Teachers' Retirement System of the State of Illinois covering office and warehouse space in Fridley, Minnesota, and assumed by the Registrant on November 18, 1992, has been filed as
                    Exhibit 10.5 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.7) Second Addendum to Lease Agreement dated March 15, 1992, between Medtronic, Inc. and Teachers' Retirement System of the State of Illinois related to Lease Agreement dated February 1, 1991, and assumed by the Registrant on November 18, 1992, has been filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.8) Third Addendum to Lease Agreement dated December 8, 1993, between the Registrant and Teachers' Retirement System of the State of Illinois related to Lease Agreement dated February 1, 1991 has been filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.9) Fourth Addendum to Lease Agreement dated January 26, 1996, between Registrant and Teachers' Retirement System of the State of Illinois related to Lease Agreement dated February 1, 1991.

     (10.10) Second Amendment to Lease Agreement dated January 26, 1994, between the Registrant and Pharmacia Deltec, Inc. related to Lease Agreement dated November 26, 1986 has been filed as
                    Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.11) Empi, Inc. 1987 Stock Option Plan together with Forms of incentive and non-qualified option agreements has been filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.12) Amendment to Empi, Inc. 1987 Stock Option Plan has been filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.13) Empi, Inc. 1992 Employee Stock Purchase Plan has been filed as Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.14) Amendment to Empi, Inc. 1987 Stock Option Plan dated December 22, 1992 has been filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.15) Employment agreement with Joseph E. Laptewicz, dated October 1, 1994 has been filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference pursuant to Rule 12b-32.*

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
              CONTINUED


     (10.16) Third Amendment to Lease Agreement dated October 17, 1994 between the Registrant and SIMS Deltec, Inc., formerly known as Pharmacia Deltec, Inc., related to Lease Agreement dated November 26, 1986 has been filed as Exhibit 10.15 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.17) Amendment to Empi, Inc. 1987 Stock Option Plan dated February 9, 1995, has been filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by reference pursuant Rule 12b-32.*

     (11)           Statement re:  computation of per share earnings.

     (21) Subsidiaries of the Company has been filed as Exhibit 21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

     (23)           Consent of Independent Auditors.

     (24)           Power of Attorney for Joseph E. Laptewicz Jr., Donald D.
                    Maurer, Timothy E. Briggs, Kenneth F. Tempero, Scott R. Anderson and Everett F. Carter. (Included on signature page of this report.)

     (27)           Financial Data Schedule (Filed only in electronic format.)


*    Management contract or compensatory plan.


(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

     The response to this portion of Item 14(a)(3) is submitted as a separate section of this report.

(d)  FINANCIAL STATEMENT SCHEDULE

     See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on Page 25 herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMPI, INC.

March 25, 1996           By
                                        /s/ Joseph E. Laptewicz Jr.
                                        ----------------------------------
                                        Joseph E. Laptewicz Jr., President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

Each person whose signature appears below constitutes and appoints Joseph E. Laptewicz Jr. and Timothy E. Briggs as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

March 25, 1996

                                        /s/ Joseph E. Laptewicz Jr.
                                        -----------------------------------
                                        Joseph E. Laptewicz Jr.,
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)

March 25, 1996

                                        /s/ Timothy E. Briggs
                                        -----------------------------------
                                        Timothy E. Briggs, Executive Vice
                                        President, Chief Financial Officer and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

March 25, 1996


                                        /s/ Donald D. Maurer
                                        -----------------------------------
                                        Donald D. Maurer, Chairman and Chief
                                        Scientific Officer

March 25, 1996

                                        /s/ Scott R. Anderson
                                        -----------------------------------
                                        Scott R. Anderson, Director

March 25, 1996

                                        -----------------------------------
                                        Warren S. West, Director

March 25, 1996
                                        /s/ Kenneth F. Tempero
                                        -----------------------------------
                                        Kenneth F. Tempero, Director

March 25, 1996

                                        -----------------------------------
                                        Harold G. Olson, Director

March 25, 1996
                                        /s/ Everett F. Carter
                                        -----------------------------------
                                        Everett F. Carter, Director

                           ANNUAL REPORT ON FORM 10-K


             ITEM 8, ITEM  14 (a)  (1)  AND  (2),  AND  ITEM  14 (d)

                          LIST OF FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS
                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1995



                                   EMPI, INC.

                             MINNEAPOLIS, MINNESOTA

FORM 10-K -- ITEM  14 (a)  (1)  and  (2)

                                   EMPI, INC.

  INDEX TO LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE


1.   FINANCIAL STATEMENTS                                                  PAGE
                                                                          -----
     Report of Independent Auditors. . . . . . . . . . . . . . . . . . . .   26

     Consolidated Balance Sheets -- December 31, 1995 and 1994 . . . . . .   27

     Consolidated Statements of Operations -- Years ended
      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . .   28

     Consolidated Statements of Shareholders' Equity --
      Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .   29

     Consolidated Statements of Cash Flows --
      Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . .   30

     Notes to Consolidated Financial Statements --
      December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .31-36


2.   FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts. . . . . . . . . . .   37



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Empi, Inc.

We have audited the accompanying consolidated balance sheets of Empi, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empi, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernest & Young LLP
                                        --------------------------------

Minneapolis, Minnesota
January 31, 1996

EMPI, INC. CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31
 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                       1995          1994
------------------------------------------------------------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                             $   5,949      $  5,652
   Short-term investments                                   13,090         5,309
   Accounts receivable, less allowances
    $5,966--1995; $7,684--1994)                             15,846        16,825
   Inventories                                               8,269         7,487
   Deferred income taxes                                     4,842         4,277
   Other                                                       706           702
                                                     -------------------------------
     Total current assets                                   48,702        40,252

 Equipment and improvements:
   Equipment                                                10,144         8,996
   Furniture and fixtures                                    1,147         1,159
   Leasehold improvements                                    1,187           691
                                                     -------------------------------
                                                            12,478        10,846
   Less accumulated depreciation and amortization            7,349         5,516
                                                     -------------------------------
                                                             5,129         5,330
 Other assets                                                4,906         6,025
 Long-term investments                                       2,000         1,101
                                                     -------------------------------
 Total assets                                             $ 60,737      $ 52,708
                                                     -------------------------------
                                                     -------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

   Accounts payable                                      $   1,924     $   2,941
   Employee compensation                                     1,955           981
   Commissions payable                                         747           559
   Current portion of long-term debt                           676           603
   Income taxes                                                634           584
   Other                                                       254           240
                                                     -------------------------------
     Total current liabilities                               6,190         5,908

 Long-term debt, less current portion                        1,468         1,800

 Shareholders' equity:
   Common Stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 8,668,659
      in 1995 and 8,570,371 in 1994                         24,110        24,033
   Retained earnings                                        28,969        20,967
                                                     -------------------------------
     Total shareholders' equity                             53,079        45,000
                                                     -------------------------------
 Total liabilities and shareholders' equity               $ 60,737      $ 52,708
                                                     -------------------------------
                                                     -------------------------------

SEE ACCOMPANYING NOTES

EMPI, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            1995           1994           1993
----------------------------------------------------------------------------------------
 Net sales                                        $ 67,342       $ 61,304       $ 66,377
 Cost of goods sold                                 17,688         15,730         16,854
                                                -------------------------------------------
   Gross profit                                     49,654         45,574         49,523

 Operating expenses:
   Selling, general and administrative              33,895         35,945         31,435
   Research and development                          3,424          3,432          2,763
                                                -------------------------------------------
                                                    37,319         39,377         34,198
                                                -------------------------------------------
   Income from operations                           12,335          6,197         15,325
 Other income (expense), net                           783            (38)            74
                                                -------------------------------------------
   Income before income taxes                       13,118          6,159         15,399
 Income tax expense                                  5,116          2,803          6,065
                                                -------------------------------------------
   Net income                                     $  8,002       $  3,356       $  9,334
                                                -------------------------------------------
                                                -------------------------------------------
 Net income per common and common equivalent
   share                                          $    .90       $    .39       $   1.08
                                                -------------------------------------------
                                                -------------------------------------------
 Weighted average common and common equivalent
   shares outstanding during the year                8,899          8,611          8,660
                                                -------------------------------------------
                                                -------------------------------------------

SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         COMMON STOCK             RETAINED
 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                SHARES         AMOUNT        EARNINGS
---------------------------------------------------------------------------------------------

 Balance December 31, 1992                         4,086,832       $ 18,988       $  8,277
   Exercise of stock options and warrants            118,825            709              -
   Tax benefits of stock options                           -          1,005              -
   Stock split (2-for-1)                           4,154,957              -              -
   Employee stock purchase plan                       34,009            542              -
   Issuance of common stock in connection with
     acquisition                                     105,820          2,500              -
   Net income                                              -              -          9,334
                                                 --------------------------------------------

 Balance December 31, 1993                         8,500,443         23,744         17,611
   Exercise of stock options and warrants             48,525             90              -
   Tax benefits of stock options                           -            (21)             -
   Employee stock purchase plan                       21,403            220              -
   Net income                                              -              -          3,356
                                                 --------------------------------------------

 Balance December 31, 1994                         8,570,371         24,033         20,967
   Exercise of stock options and warrants             57,025            470              -
   Tax benefits of stock options                           -            105              -
   Employee stock purchase plan                      103,263            722              -
   Purchase and retirement of stock                  (62,000)        (1,220)             -
   Net income                                              -              -          8,002
                                                 --------------------------------------------

 Balance December 31, 1995                         8,668,659       $ 24,110       $ 28,969
                                                 --------------------------------------------
                                                 --------------------------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
  (IN THOUSANDS)                                       1995           1994           1993
---------------------------------------------------------------------------------------------

 OPERATING ACTIVITIES
 Net income                                         $  8,002       $  3,356       $  9,334
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Permanent impairment of investments                    -            170              -
    Depreciation and amortization                      3,512          4,020          2,207
    Provision for deferred income taxes                 (566)        (1,729)        (1,081)
    Gain on sale of long-term investments                (70)             -              -
    Loss (gain) on sale of equipment                      56              4            (19)
    Provision for loss on accounts receivable          2,565          4,395          3,510
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable      (1,586)           578        (12,606)
      (Increase) decrease in inventories                (782)        (1,344)           395
      (Increase) decrease in other                        25           (348)          (122)
      (Decrease) increase in accounts payable and
        accrued expenses                                 145           (514)          (188)
      Increase in income taxes payable                   155             67            881
                                                   ------------------------------------------
        Net cash provided by operating activities     11,456          8,655          2,311


 INVESTING ACTIVITIES
 Sale of short-term investments                        2,100          2,497          4,285
 Purchase of short-term investments                   (9,881)        (7,306)          (500)
 Sale of long-term investments                         1,080              -              -
 Purchase of long-term investments                    (1,909)        (1,021)          (250)
 Additions to other assets                              (115)          (450)          (154)
 Acquisition of Nortech                                    -         (1,115)             -
 Purchase of equipment and improvements               (1,864)        (1,744)        (3,602)
 Proceeds from sale of equipment                          79              8            328
                                                   ------------------------------------------
       Net cash (used in) provided by
         investing activities                        (10,510)        (9,131)           107

 FINANCING ACTIVITIES
 Payments on long-term debt                             (619)          (413)           (11)
 Purchase and retirement of common stock              (1,220)             -              -
 Proceeds from exercise of common stock options        1,190            310          1,251
                                                   ------------------------------------------
       Net cash (used in) provided by financing
         activities                                     (649)          (103)         1,240
                                                   ------------------------------------------
       Net increase (decrease) in cash and cash
         equivalents                                     297           (579)         3,658
 Cash and cash equivalents at beginning of year        5,652          6,231          2,573
                                                   ------------------------------------------
       Cash and cash equivalents at end of year     $  5,949       $  5,652       $  6,231
                                                   ------------------------------------------
                                                   ------------------------------------------


SEE ACCOMPANYING NOTES

EMPI, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company develops, manufactures and distributes, non-invasive biomedical devices and accessories for applications in the rehabilitation, orthopedic and incontinence treatment medical markets. The primary market for the Company's products is in the United States. The Company also does a small percentage of business in Canada, Europe and the Far East.

BASIS OF PRESENTATION

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company's Canadian subsidiary's functional currency is considered to be its local currency. The effect of the cumulative translation adjustment is not material and has not been separately disclosed in the Company's financial statements.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS

Investments in marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, interest and dividends are included in investment income.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated on the basis of cost. Depreciation and amortization of equipment and improvements are computed on the straight-line method for book purposes (accelerated methods for income tax purposes) over estimated useful lives of 25 years for building improvements, seven to eight years for furniture and fixtures and five years for equipment.

OTHER ASSETS

Other assets consist primarily of intangible assets including goodwill of $2,813,000, a $3,000,000 non-compete agreement with Medtronic, Inc., costs paid to wholesale distributors for territorial distribution rights and patent costs. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from four to seven years. Accumulated amortization was $4,333,000 and $2,807,000 at December 31, 1995 and 1994, respectively. The
Company reduced the carrying amount of its goodwill by $700,000 at December 31, 1994, due to indicators of an impairment of the asset. The Company performs a periodic analysis to determine if the carrying value of assets is impaired.

EARNINGS PER SHARE


Earnings per share is based on the weighted average number of common shares outstanding plus common share equivalents resulting from dilutive stock options and warrants. Primary and fully diluted earnings per share are approximately the same.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior year financial statements have not been restated. The adoption of Statement No. 109 did not have a significant impact on the Company's financial condition or results of operations.

NOTE 2. ACQUISITIONS

During 1994, the Company completed two dealer acquisitions. On October 7, 1994, the Company acquired all of the inventory, customer lists and other intangibles of Eagle Medical Services, Inc. for $429,000 in cash and a note payable of $800,000. On November 18, 1994, the Company acquired all the inventory, customer lists and other intangibles of Bowerman's Pharmacy, Inc. for $200,000 in cash.

On August 12, 1993, the Company acquired substantially all of the assets and liabilities of Physical Health Devices, Inc. (PHD), a privately-held electromyography (EMG) biofeedback company for $2.5 million of the Company's Common Stock.

All acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective date of acquisition. The pro forma impact of these acquisitions on the Company's results of operations for all periods presented was not material.

NOTE 3. INVESTMENTS

Investments consist of the following:                 (IN THOUSANDS)

                                 CASH                SHORT-          LONG-
            TYPE              EQUIVALENTS             TERM           TERM           TOTAL
---------------------------------------------------------------------------------------------
 DECEMBER 31, 1995
 Preferred stock                $    500            $  6,000       $      -       $  6,500
 Bonds                                 -               5,619          2,000          7,619
 Commercial paper                    887               1,000              -          1,887
 Other                               882                 471              -          1,353
                             ----------------------------------------------------------------
                                $  2,269            $ 13,090       $  2,000       $ 17,359
                             ----------------------------------------------------------------
                             ----------------------------------------------------------------

 DECEMBER 31, 1994
 Preferred stock                $  2,000            $  3,500       $      -       $  5,500
 Bonds                                 -               1,024          1,021          2,045
 Commercial paper                  2,463                 492              -          2,955
 Other                                 -                 293             80            373
                             ----------------------------------------------------------------
                                $  4,463            $  5,309       $  1,101       $ 10,873
                             ----------------------------------------------------------------
                             ----------------------------------------------------------------

At December 31, 1995, the cost of investments approximated market value. During 1994, the Company recognized a loss of $170,000 due to a decline in the value of an equity security deemed to be other than temporary. The security was sold in 1995 and a gain of $70,000 was recognized.

Interest income included in other income was $798,000, $311,000, and $166,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 4. INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 31
 (IN THOUSANDS)                             1995                1994
-------------------------------------------------------------------------
   Finished goods                         $  5,873            $  5,254
   Work in process                             632                 794
   Raw materials                             1,764               1,439
                                       ----------------------------------
                                          $  8,269            $  7,487
                                       ----------------------------------
                                       ----------------------------------

NOTE 5. BORROWINGS

Long-term borrowings consist of:

                                                    DECEMBER 31
 (IN THOUSANDS)                               1995                1994
-------------------------------------------------------------------------
   Notes payable                          $  2,144            $  2,400
   Other                                         -                   3
                                       ----------------------------------
                                             2,144               2,403
   Less current maturities                     676                 603
                                       ----------------------------------
                                          $  1,468            $  1,800
                                       ----------------------------------
                                       ----------------------------------

On November 18, 1992, the Company issued a promissory note for $2 million in conjunction with the acquisition of the Nortech division of Medtronic, Inc. The note is repayable in five annual installments of $400,000, with the first payment occurring on November 11, 1994. The note bears interest at 7 percent with accrued interest payable semi-annually. In the event of default, the payor has the right to convert the remaining principal balance, along with accrued interest, into shares of the Company's Common Stock at $14.20 per share.

Notes payable also includes $944,000 of debt issued in conjunction with dealer acquisitions and non-compete agreements.

Annual maturities of long-term debt are: 1996--$676,000, 1997--$706,000, 1998--
$696,000 and 1999--$66,000.

Total interest paid for the years ended December 31, 1995, 1994 and 1993 was $121,000, $168,000 and $145,000, respectively. Interest expense included in other income (expense) was $114,000, $168,000 and $145,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 6. INCOME TAXES

At December 31, 1995, the Company has a net operating loss carryforward of $1.1 million for income tax purposes, resulting from the Company's 1993 acquisition of Physical Health Devices, Inc., which will expire in the year 2007. The Company's ability to utilize the net operating loss carryforward will be subject to Internal Revenue Code Section 382 limitations. For financial reporting purposes, a valuation allowance of $382,000 and $431,000 at December 31, 1995 and 1994, respectively, has been recognized to offset the deferred tax asset related to the carryforward. If realized, the tax benefit for this item will reduce the goodwill related to the acquisition of Physical Health Devices, Inc.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:


  (IN THOUSANDS)                                       1995           1994
------------------------------------------------------------------------------
  Deferred tax assets:
    Allowance for doubtful accounts                 $  3,829       $  3,737
    Net operating loss carryforwards                     382            431
    Amortization of non-compete agreement                476            307
    Self-insurance medical accrual                       105             97
    Vacation accrual                                     168            175
    Inventory                                            239             58
    Other                                                332            150
                                                 -----------------------------
  Total deferred tax assets                            5,531          4,955
  Deferred tax liabilities                               255            180
                                                 -----------------------------
  Net deferred tax assets                              5,276          4,775
  Valuation allowance for deferred tax assets           (434)          (498)
                                                 -----------------------------
                                                    $  4,842       $  4,277
                                                 -----------------------------
                                                 -----------------------------


  (IN THOUSANDS)                        1995           1994           1993
------------------------------------------------------------------------------
    Current:
      Federal                        $  4,811       $  3,804       $  5,924
      State                               871            728          1,222
    Deferred:
      Federal                            (504)        (1,547)          (952)
      State                               (62)          (182)          (129)
                                 ---------------------------------------------
                                     $  5,116       $  2,803       $  6,065
                                 ---------------------------------------------
                                 ---------------------------------------------

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                                   1995      1994      1993
                                                 -----------------------------
    Statutory rate                                  34%       34%       34%
    Increase (decrease) resulting from:
      State taxes, net of federal tax benefit        4         5         5
      Amortization of goodwill                       1         6         -
      Other                                          -         1         -
                                                 -----------------------------
    Effective rate                                  39%       46%       39%
                                                 -----------------------------
                                                 -----------------------------

Total income taxes paid during the years ended December 31, 1995, 1994 and 1993 were $5,469,000, $4,485,000, and $6,269,000, respectively.

NOTE 7. STOCK OPTIONS

The Company has a qualified and nonqualified stock option plan for officers, key employees and directors. The options are granted at fair market value and are exercisable over periods up to 10 years from grant date in various increments.

Option activity is summarized as follows:


                                     QUALIFIED    NON-QUALIFIED
                                      OPTION         OPTION
                                      SHARES         SHARES                PRICE PER SHARE
-------------------------------------------------------------------------------------------------
  Balance
    December 31, 1992                 364,300         23,000           $  .71 to        $19.25
    Granted                           156,764        115,236            17.00 to         28.00
    Canceled/expired                  (60,000)       (10,000)            2.04 to         23.50
    Exercised                        (128,950)        (8,000)             .71 to         13.50
                                  ------------------------------
  Balance
    December 31, 1993                 332,114        120,236              .92 to         28.00
    Granted                           133,255        184,521             8.25 to         10.75
    Canceled/expired                  (23,024)             -            10.75 to         23.50
    Exercised                         (48,525)             -              .92 to          7.54
                                  ------------------------------
  Balance
    December 31, 1994                 393,820        304,757             1.96 to         28.00
    Granted                            77,015         31,568             7.50 to         21.88
    Canceled/expired                  (16,700)        (2,500)            8.25 to         27.00
    Exercised                         (42,025)       (15,000)            1.96 to         23.50
                                  ------------------------------
  Balance
    December 31, 1995                 412,110        318,825             2.04 to         28.00
                                  ------------------------------
                                  ------------------------------

At December 31, 1995, 1994 and 1993, options for 158,000, 85,075, and 64,650 shares, respectively, were exercisable. During 1992, certain options were exercised through the exchange of previously held common shares.

Total shares reserved for issuance upon the exercise of warrants and options were 1,315,824 at December 31, 1995.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

NOTE 8. CAPITAL STOCK

On May 11, 1994, the Board of Directors and shareholders authorized an additional 10,000,000 shares of common stock.

On May 19, 1993, the Board of Directors declared a 2-for-1 Common Stock split effected in the form of a 100 percent stock dividend to be paid to shareholders of record as of May 28, 1993. All per share amounts have been restated to reflect this stock split.

NOTE 9. LEASES

The Company leases office space and equipment under noncancelable operating leases. These leases expire on various dates through 1997.

Future minimum payments under all lease arrangements in the five years subsequent to 1995 are: 1996--$514,000 and 1997--$47,000.

Rent expense for the years ended December 31, 1995, 1994 and 1993 was $526,000, $552,000, and $658,000, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company has a Retirement Profit Sharing and Savings Plan under
Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 10% of their income on a pre-tax basis through contributions to the Plan. For every dollar the employee contributes up to 6% of their income, the Company will contribute $.50. In 1995, 1994 and 1993, the Company's matching contribution was $421,000, $377,000, and $318,000, respectively.

The Company adopted an employee stock purchase plan effective July 1, 1992. The Plan enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company's Common Stock at 85 percent of market value. At December 31, 1995, 125,527 shares are reserved for future employee purchases of stock under the Plan.

EMPI, INC. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


        Col. A                       Col. B                        Col. C                        Col. D              Col. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                    ------------------------------------
                                                           (1)                 (2)                 (3)
                                                                        Charged to Other
                                  Beginning Of      Charged to Costs       Accounts --        Deductions --      Balance at End
     Description                     Period           and Expenses          Describe            Describe           of Period
--------------------              ------------      ----------------   ------------------     -------------      ---------------
 Year ended
  December 31, 1995:
  Allowance for
  doubtful accounts                   $ 7,684            $  2,565            $    -0-            $  4,283             $ 5,966

  Inventory reserve                   $ 2,490                 875                 -0-                 608               2,757
                                     --------            --------            --------            --------            --------

 Total                                $10,174            $  3,440            $    -0-            $  4,891             $ 8,723
                                     --------            --------            --------            --------            --------
                                     --------            --------            --------            --------            --------

 Year ended
  December 31, 1994:
  Allowance for
  doubtful accounts                   $ 5,289             $ 4,395            $    -0-            $  2,000             $ 7,684

  Inventory reserve                     2,593                 555                 -0-                 658               2,490
                                     --------            --------            --------            --------            --------
 Total                                $ 7,882             $ 4,950            $    -0-            $  2,658             $10,174
                                     --------            --------            --------            --------            --------
                                     --------            --------            --------            --------            --------

 Year ended
  December 31, 1993:
  Allowance for
  doubtful accounts                   $ 1,917             $ 3,510            $    319            $    457             $ 5,289

  Inventory reserve                     2,969                 894                 209               1,479               2,593
                                     --------            --------            --------            --------            --------

 Total                                $ 4,886             $ 4,404            $    528            $  1,936             $ 7,882
                                     --------            --------            --------            --------            --------
                                     --------            --------            --------            --------            --------

(1) Provisions for write-off of uncollectable receivables and inventory adjustments.

(2)  Represents reserves related to acquisitions.

(3) Represents write-offs of doubtful accounts, net of recoveries, and write-offs and disposals of inventory.