Form 10-Q
period 1996-03-31
EMPI INC
filed 1996-05-15
CIK 317032

                                       FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


                           For Quarter Ended March 31, 1996
                                             --------------

                             Commission File Number 0-9387
                                                    ------

                                       EMPI, INC.
                      ------------------------------------------
                (Exact name of registrant as specified in its charter)


          Minnesota                                               41-1310335
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

    5255 East River Road
   Minneapolis, Minnesota                                           55421
- -------------------------------                                  -----------
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

Yes   /X/   No   / /

8,609,260 shares of Common Stock were outstanding as of May 7, 1996.


                       This document contains 11 pages.
                       The Exhibit Index is on page 10.

                     PART I -- FINANCIAL INFORMATION

Item  1.  CONSOLIDATED FINANCIAL STATEMENTS
          The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Empi, Inc.'s (the "Company") total sales for the 1996 first quarter totaled $16.9 million compared to first quarter 1995 sales of $16.5 million, an increase of 2.2 percent. Overall sales growth was adversely impacted due to strategic actions to improve the Company's net earnings by converting within the United States and Canada its multiple wholesale/dealer customer base to master distributor systems. Sales from the Company's core rehabilitation business of TENS (Transcutaneous Electrical Nerve Stimulation) devices, NMES (Neuromuscular Electrical Stimulation) devices and related accessories were relatively flat, with total sales of $11.7 million and $11.8 million for the first quarter 1996 and 1995, respectively. Core retail sales increased
3.3. percent, while core wholesale/dealer sales decreased 19.5 percent. Sales from the Company's non-core products of INNOVA PFS-Registered Trademark- (pelvic floor stimulator), DUPEL-Registered Trademark- iontophoresis drug delivery system, Advance Dynamic ROM-Registered Trademark- orthoses, surface electromyography (sEMG) biofeedback, PRONEX-Registered Trademark- pneumatic device to manage cervical pain and other miscellaneous products and services equaled $5.2 million for first quarter 1996 compared to $4.7 million in the first quarter of 1995, an increase of 9.0 percent. Both the Advance Dynamic ROM and the PRONEX product lines posted significant increases in first quarter 1996 compared to first quarter 1995, due to the fact that both products were launched in first quarter 1995. DUPEL, INNOVA and sEMG sales were down slightly for the quarter, when compared to first quarter 1995. Non-core retail sales increased 14.9 percent, but that increase was partially offset by a decrease in wholesale/dealer sales. International sales for the first quarter, as a percentage of total sales, were 5.8 percent and
8.3 percent for 1996 and 1995, respectively.

Gross profit for the first quarter of 1996 was 74.0 percent compared to
72.6 percent for the first quarter of 1995. The 1.4 percentage point improvement in margin was due primarily to lower provisions for inventory obsolescence and to production efficiencies. The Company anticipates that gross profit, as a percentage of sales, will remain near its current level due to price sensitivity and product mix.

Selling, general and administrative expenses during the first quarter combined were $8.6 million in 1996 and $8.5 million in 1995. Stated as a percentage of sales SG&A expenses were 50.8 percent and 51.3 percent for 1996 and 1995, respectively. The minor increase in SG&A was driven by higher labor costs and higher marketing expenses, which was partially offset by lower bad debt expenses and cost savings from closing three office locations in 1995.

Research and development expenses were $792,000 in first quarter 1996 compared to $838,000 for first quarter 1995. Stated as a percentage of sales, research and development was 4.7 percent and 5.1 percent for first quarter 1996 and 1995, respectively. The majority of the Company's research and development resources in 1996 were allocated to the incontinence, TENS/NMES and iontophoresis product groups.

Interest income for the first quarter of 1996 was $301,000 compared to $160,000 in first quarter of 1995. The increase in interest income continues to be driven by the Company's improved cash position and investment efforts. Interest expense was $21,000 and $28,000 for the first quarter of 1996 and 1995, respectively. The Company also received and recognized as income a payment in excess of $200,000 in the first quarter of 1996, resulting from settlement of a trade dress infringement law suit.

Net income for the first quarter of 1996 was $2.2 million compared to $1.7 million for the first quarter of 1995, an increase of $.5 million. The primary reasons for the 31 percent improvement in net income were higher sales, lower cost of sales, flat operating expenses and improvement in other income. The effective tax rate for the first quarter of 1995 was
38.5 percent compared to 39 percent in first quarter  1995.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's cash, cash equivalents and short-term investments were approximately $20.2 million at March 31, 1996, which reflects an increase of $1.1 million from year-end 1995. Due to the Company's strong cash position it canceled a $7.0 million line of credit in 1995. The Company has also initiated a limited stock repurchase program. During 1995 the company repurchased and retired 62,000 shares of common stock at a total cost of $1.2 million. During the first quarter of 1996 the Company repurchased and retired 314,000 warrants and shares of common stock at a total cost of $2.8 million. The Board of Directors has authorized the use of an additional $4.0 million to repurchase shares throughout the remainder of 1996. The Company's working capital at the end of first quarter 1996 was $42.6 million, an increase of $100,000 compared to the fourth quarter ended 1995, and the current ratio was 7.4 to 1. The Company believes its cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet its working capital requirements for the immediate and foreseeable future.

Any forward-looking statements contained in this Management's Discussion and Analysis section should be read in conjunction with the "cautionary statements" contained in Part I, Item 1 of the Company's 1995 Form 10-K.

                           PART II -- OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On May 7, 1996, the Company announced that it had been informed by the Health Care Financing Administration (HCFA) that Medicare would not alter its coverage policy for reimbursement of pelvic floor stimulation (PFS) therapy for incontinence. Currently PFS is only reimbursed on an individual appeal basis. This decision by HCFA will negatively affect future sales growth of the Company's Innova PFS product. The Company intends to continue to pursue reimbursement through HCFA.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit No.                Description                      Page No.
         -----------                -----------                      --------
            (11)       Statement re: computation of per share            11
                       earnings

            (27)       Financial Data Schedule (filed only in
                       electronic format)

    (b) No report on Form 8-K has been filed during the quarter ended March 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       Empi, Inc.



May 10, 1996                           By     /s/ Joseph E. Laptewicz, Jr.
                                         -------------------------------------
                                                  Joseph E. Laptewicz, Jr.
                                          President and Chief Executive Officer
                                                (Principal Executive Officer)


May 10, 1996                           By         /s/ Timothy E. Briggs
                                         -------------------------------------
                                                      Timothy E. Briggs
                                               Executive Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                      Accounting Officer)

                         QUARTERLY REPORT ON FORM 10-Q

                                PART I - ITEM 1

             LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1996

                                   EMPI, INC.

                              ST. PAUL, MINNESOTA

FORM 10-Q -- PART I - ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.

          Condensed Consolidated Balance Sheets -- March 31, 1996 and
           December 31, 1995,

          Condensed Consolidated Statements of Operations -- Three months ended March 31, 1996 and 1995,

          Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1996 and 1995.

          Notes to Condensed Consolidated Financial Statements.

FORM 10-Q -- PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          March 31       December 31
                                                            1996             1995
                                                         -----------     -----------
                                                         (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $ 5,959         $ 5,949
  Short-term investments                                    14,199          13,090
  Accounts and notes receivable-trade,
   less allowances                                          15,526          15,846
  Inventories - Note B                                       7,525           8,269
  Deferred income taxes                                      5,373           4,842
  Other                                                        743             706
                                                          --------         -------
      TOTAL CURRENT ASSETS                                  49,325          48,702

PROPERTY, PLANT AND EQUIPMENT - NET                          4,947           5,129

OTHER ASSETS                                                 4,595           4,906

LONG-TERM INVESTMENTS                                        2,000           2,000
                                                          --------         -------
                                                           $60,867         $60,737
                                                          --------         -------
                                                          --------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 2,078         $ 1,924
  Employee compensation                                      1,213           1,955
  Commissions payable                                          523             747
  Current portion of long-term debt                            676             676
  Income taxes                                               1,916             634
  Other                                                        283             254
                                                          --------         -------
      TOTAL CURRENT LIABILITIES                              6,689           6,190

LONG-TERM DEBT, LESS CURRENT PORTION                         1,468           1,468

SHAREHOLDERS' EQUITY:
  Common Stock                                              21,504          24,110
  Retained earnings                                         31,206          28,969
                                                          --------         -------
      TOTAL SHAREHOLDERS' EQUITY                            52,710          53,079
                                                          --------         -------
                                                           $60,867         $60,737
                                                          --------         -------
                                                          --------         -------


See notes to condensed consolidated financial statements.

FORM 10-Q -- PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended,
                                                                March 31
                                                        1996               1995
                                                     -----------       -----------
                                                     (unaudited)       (unaudited)
Net sales                                              $16,892           $16,524
Cost of goods sold                                       4,388             4,520
                                                      --------          --------
GROSS PROFIT                                            12,504            12,004
Operating expenses:
  Selling, general and  administrative                   8,589             8,471
  Research and development                                 792               838
                                                      --------          --------
                                                         9,381             9,309
                                                      --------          --------
INCOME FROM OPERATIONS                                   3,123             2,695
Other income (expense), net                                514               106
                                                      --------          --------
INCOME BEFORE INCOME TAXES                               3,637             2,801
Income tax expense                                       1,400             1,093
                                                      --------          --------
NET INCOME                                             $ 2,237           $ 1,708
                                                      --------          --------
                                                      --------          --------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE      $   .25           $   .20
                                                      --------          --------
                                                      --------          --------
Weighted average common and common equivalent
 shares outstanding during the period                    8,966             8,641
                                                      --------          --------
                                                      --------          --------


See notes to condensed consolidated financial statements.

FORM 10 - Q -- PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                          Three Months Ended,
                                                                March 31
                                                        1996               1995
                                                     -----------       -----------
                                                     (unaudited)       (unaudited)
OPERATING ACTIVITIES
  Net income                                           $ 2,237            $ 1,708
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         899                872
     Provision for deferred income taxes                  (531)              (343)
     (Gain) loss on sale of equipment                       (1)                 5
     Provision for loss on accounts receivable             531                650
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable         (211)               (83)
       (Increase) decrease in inventories                  744                169
       Increase in other assets/liabilities                (19)               (65)
       Increase (decrease) in accounts payable and
        accrued  expenses                                 (812)              (160)
       Increase (decrease) in income taxes payable       1,404                464
                                                       -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                4,241              3,217

INVESTING ACTIVITIES
  Sale of short-term investments                         3,327              1,000
  Purchase of short-term investments                    (4,436)              (554)
  Purchase of long-term investments                        --              (1,979)
  Additions to other assets                                (53)               (40)
  Purchase of equipment and improvements                  (343)              (178)
  Proceeds from sale of equipment                            2                  9
                                                       -------            -------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                             (1,503)            (1,742)

FINANCING ACTIVITIES
  Payments on long-term debt                               --                  (3)
  Purchases and retirement of Common Stock              (2,788)               (58)
  Proceeds from exercise of Common Stock options            60                 29
                                                       -------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (2,728)               (32)
                                                       -------            -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   10              1,443
  Cash and cash equivalents at beginning of year         5,949              5,652
                                                       -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 5,959            $ 7,095
                                                       -------            -------
                                                       -------            -------


See notes to condensed consolidated financial statements.

FORM 10 - Q -- PART I - ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES
(In thousands)

                                     March 31           December 31
                                       1996                1995
                                   -----------          ------------
                                   (unaudited)
Finished goods                       $ 5,397               $ 5,873
Work in process                          595                   632
Raw materials                          1,533                 1,764
                                     -------               -------
                                     $ 7,525               $ 8,269
                                     -------               -------
                                     -------               -------

EXHIBITS

    Exhibit No.                     Description                        Page No.
    -----------                     -----------                        --------
       (11)         Statement re: computation of per share                 11
                     earnings

       (27)         Financial Data Schedule -- (filed only in
                     electronic format)                                    --