Form 10-Q
period 1996-06-30
EMPI INC
filed 1996-08-13
CIK 317032

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


               For Quarter Ended         June 30, 1996
                                  ---------------------------

            Commission File Number            0-9387
                                    ---------------------------

                                   Empi, Inc.

                           ---------------------------

             (Exact name of registrant as specified in its charter)


         Minnesota                                         41-1310335
- --------------------------------               --------------------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification no.)


  5255 East River Road
 Minneapolis, Minnesota                                          55421
- --------------------------------               --------------------------------
  (Address of principal                                        (Zip code)
   executive offices)

Registrant's telephone number, including area code        (612)  586-7300
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/      No  / /

8,482,917 shares of Common Stock were outstanding as of August 7, 1996.

PART I  - -  FINANCIAL INFORMATION


Item  1.  CONSOLIDATED FINANCIAL STATEMENTS

      The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE
Empi, Inc.'s (the "Company") total revenues for the 1996 second quarter equaled $16.9 million compared to $16.3 million for the second quarter of 1995, an increase of 4 percent. Total revenues for the first six months of 1996 were $33.8 million, a 3 percent increase over the same period revenues of $32.8 million for 1995. Comparatively, overall revenues for the second quarter and the first six months of 1996 have been adversely impacted due to strategic actions to improve the Company's net income by transitioning from a multiple wholesale/dealer customer base to master distributor systems within the United States and Canada. Revenue from the Company's core rehabilitation products of TENS (Transcutaneous Electrical Nerve Stimulation) devices, NMES (Neuromuscular Electrical Stimulation) devices, and related accessories increased 6 percent and 2 percent for the second quarter and the first six months, respectively.
Revenue from the Company's non core products of Dupel-Registered Trademark- non invasive drug delivery system, Advance Dynamic ROM-Registered Trademark-orthosis, Pronex-Registered Trademark- pneumatic device to manage cervical pain, Innova PFS-Registered Trademark- (Pelvic Floor Stimulator), sEMG (surface Electromyography Biofeedback), and other miscellaneous products for 1996 decreased by 1 percent for the second quarter and ended the first six months with a 4 percent increase over 1995. Results, within non core products, for the second quarter were mixed. Pronex revenues and Innova revenues were up, Dupel revenues were flat, and Advance ROM revenues were down, from second quarter 1995. Revenues for both the Innova and the Advance ROM product lines fell well below expectations. Each of those product lines have been adversely impacted by unfavorable Medicare reimbursement decisions this year; Advance being granted only rental status while Innova PFS failed to receive a favorable coverage policy decision. The Company plans to continue its dialogue with HCFA (Health Care Financing Administration) regarding improved coverage. International sales were 5 percent of total revenue dollars for both the second quarter and the first six months of 1996 compared to 5 percent and 7 percent for the same periods in 1995.

GROSS MARGIN
Gross margin for the 1996 second quarter was $12.5 million compared to $12.1 million for second quarter 1995. Stated as a percent of revenue second quarter gross margin was 74 percent for both 1996 and 1995, respectively. Gross margin for the first six months was $25.0 million and $24.1 million for 1996 and 1995, respectively. Gross margin percentages for the first six months of 1996 and 1995 were 74 percent and 73 percent. respectively. Manufacturing costs, as a percent of revenue, have remained flat. 1996 inflationary costs (payroll and materials) have been offset by lower inventory provisions and production efficiencies. The Company anticipates the gross margin percentage to remain near its current level unless there is a major change in revenue.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the second quarter and the first six months of 1996 were $8.3 million and $16.9 million, respectively, compared to $8.2 million and $16.7 million for the same periods of 1995. Stated as a percent of revenue, Selling, general and administrative expenses were 49 percent and 50 percent for the second quarter of 1996 and 1995, respectively and were 50 percent and 51 percent for the first six months of 1996 and 1995, respectively. Selling, general and administrative expenses for 1996 remain under tight management control and were relatively flat after adjusting for a one time charge during the second quarter for severance costs associated with an organizational change.

RESEARCH AND DEVELOPMENT
Research and development expenses were $.9 million and $1.7 million for the second quarter and the first six months, respectively, for both 1996 and 1995. Stated as a percent of revenue, research and development expenses have been averaging a steady 5 percent in the second quarter and the first six months for both 1996 and 1995. Research and development efforts for 1996 have been focused on developing next generation products and continuation engineering.

OTHER INCOME / EXPENSE
Interest income for the second quarter and the first six months of 1996 was $221,000 and $522,000, respectively. Interest income for the same periods in 1995 was $179,000 and $339,000. The increase in interest income in 1996, compared to 1995 is being driven by the Company's improved cash position and investment activities. Interest expense for the second quarter and the first six months was $21,000 and $42,000, respectively. Interest expense for the same periods in 1995 was $32,000 and $60,000. The major driver impacting interest expense is an interest-bearing note which was issued to finance the Company's acquisition of the Nortech Division of Medtronic, Inc. in 1992. The Company also realized a gain of $33,000 in the second quarter of 1996 due to the disposal of an investment in common stock warrants and other income in excess of $200,000 from a trade dress settlement recorded in the first quarter of 1996.

NET INCOME
Net income for the second quarter of 1996 was $2.2 million compared to $1.9 million in the second quarter of 1995. Net income for the first six months of 1996 and 1995 was $4.4 million and $3.6 million, respectively. The 21 percent improvement in net income for the first six months of 1996 can be attributed to four factors: (1) higher sales, (2) tight spending controls, (3) higher interest income, and (4) other miscellaneous income items detailed above.

LIQUIDITY AND CAPITAL REQUIREMENTS
The Company's cash, cash equivalents, and short term investments for the quarter ended June 30, 1996 was approximately $20.5 million, an increase of $1.5 million from the year ended December 31, 1995. Due to the Company's strong cash position, the Board approved a $4.0 million stock buy back program in 1995 and in the first quarter of 1996 authorized the use of an additional $4.0 million to buy back and retire shares throughout 1996. On August 6, 1996, Empi announced the Board had approved an additional $6.0 million stock buy back program. Some of the shares repurchased under the program will be used to cover stock issuances in connection with the company's stock option and stock purchase plans. The Company also canceled a $7.0 million line of credit in 1995. During 1995 the Company bought back and retired 62,000 shares of common stock at a total cost of $1.2 million. During the first six months of 1996, the Company bought back and retired an additional 489,000 warrants and shares of common stock at a total cost of $5.6 million. The Company's working capital at the end of the second quarter 1996 was approximately $44.6 million, an increase of $1.6 million from the year ended December 31, 1995. The current ratio and the quick ratio at June 30, 1996 were 9.9 to 1 and 7.2 to 1, respectively.

The Company believes its cash, cash equivalents and short term investments, together with cash flow from operations, will be sufficient to meet its working capital needs for the immediate and foreseeable future.

Any forward-looking statements contained in this Management's Discussion and Analysis section should be read in conjunction with the "cautionary statements" contained in Part 1 of the Company's Form 10-K for year ended December 31, 1995.

                         PART II  -  -  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Monday, May 6, 1996.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, and all nominees were elected.

By a vote of 7,511,780 shares in favor, with 50,538 shares opposed and 59,799 shares abstaining, the shareholders set the number of directors to be elected at seven (7).

The following persons were elected as Class One Directors of the Company with terms expiring in 1999, by the votes indicated:

NOMINEE                       NUMBER OF VOTES FOR      NUMBER OF VOTES WITHHELD
Donald M. Maurer                   7,544,582                    77,535
Dr. Kenneth F. Tempero             7,539,782                    82,335

By a vote of 7,261,011 shares in favor, with 189,046 shares opposed and 68,585 shares abstaining, not including 97,475 shares represented by broker non-votes, the shareholders approved the Company's 1997 Employee Stock Purchase Plan. The Plan covers five years beginning January 1, 1997 and ending December 31, 2001. The Plan will operate in five phases, consisting of 12 months each phase, and calls for the Company to reserve 300,000 shares of the Company's common stock for issuance throughout the duration of the Plan.


Item 5.   OTHER INFORMATION
          None.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               Exhibit No.           Description
              -------------         -------------
                 (11)      Statement re:  computation of
                             per share earnings

                 (27)      Financial Data Schedule (filed only in electronic
                             format)

       (b) No report on Form 8-K has been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                 Empi, Inc.


August 08, 1996       By             /s/ Joseph E. Laptewicz
                          ---------------------------------------------
                                       Joseph E. Laptewicz
                              President and Chief Executive Officer
                                  (Principal Executive Officer)


August 08, 1996       By             /s/ Timothy E. Briggs
                          ---------------------------------------------
                                       Timothy E. Briggs
                                  Executive Vice President and
                                     Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                         QUARTERLY REPORT ON FORM 10 - Q

                                PART I  -  ITEM 1

              LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED JUNE 30, 1996



                                   EMPI, INC.

                             MINNEAPOLIS, MINNESOTA

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.


          Condensed Consolidated Balance Sheets  -  -  June 30, 1996 and
            December 31, 1995,


          Condensed Consolidated Statements of Operations - - Three and Six months ended June 30, 1996 and 1995,


          Condensed Consolidated Statements of Cash Flows - - Six months ended June 30, 1996 and 1995.

          Notes to Condensed Consolidated Financial Statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                      June 30                 December 31
                                                                        1996                      1995
                                                                    -----------               -----------
                                                                    (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     2,686               $    5,949
  Short-term investments                                                 17,815                   13,090
  Accounts and notes receivable-trade, less allowances                   14,968                   15,846
  Inventories - Note B                                                    7,252                    8,269
  Deferred income taxes                                                   5,639                    4,842
  Other                                                                     726                      706
                                                                    -----------               -----------
                   TOTAL CURRENT ASSETS                                  49,086                   48,702


PROPERTY, PLANT AND EQUIPMENT - NET                                       4,871                    5,129

OTHER ASSETS                                                              4,203                    4,906

LONG-TERM INVESTMENTS                                                       500                    2,000
                                                                    -----------               -----------
                                                                    $    58,660               $   60,737
                                                                    ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     1,935               $    1,924
  Employee compensation                                                   1,558                    1,955
  Commissions payable                                                       506                      747
  Current portion of long-term debt                                         687                      676
  Income taxes                                                               56                      634
  Other                                                                     210                      254
                                                                    -----------               -----------
                   TOTAL CURRENT LIABILITIES                              4,952                    6,190

LONG-TERM DEBT, LESS CURRENT PORTION                                      1,407                    1,468

SHAREHOLDERS' EQUITY:
  Common Stock                                                           18,922                   24,110
  Retained earnings                                                      33,379                   28,969
                                                                    -----------               -----------
                   TOTAL SHAREHOLDERS' EQUITY                            52,301                   53,079
                                                                    -----------               -----------
                                                                    $    58,660               $   60,737
                                                                    ===========               ===========

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended                    Six Months Ended
                                                     June 30                             June 30
                                          ----------------------------        ---------------------------
                                             1996             1995               1996            1995
                                          -----------      -----------        -----------     -----------
                                          (unaudited)      (unaudited)        (unaudited)     (unaudited)
Net sales                                   $16,937          $16,274             $33,829         $32,798
Cost of goods sold                            4,418            4,195               8,806           8,715
                                          -----------      -----------        -----------     -----------

GROSS PROFIT                                 12,519           12,079              25,023          24,083


Operating Expenses:
  Selling, general and administrative         8,345            8,195              16,934          16,666

   Research and development                     882              899               1,674           1,737
                                          -----------      -----------        -----------     -----------
                                              9,227            9,094              18,608          18,403
                                          -----------      -----------        -----------     -----------

INCOME FROM
OPERATIONS                                    3,292            2,985               6,415           5,680

Other income/(expense), net                     242              192                 756             298
                                          -----------      -----------        -----------     -----------

INCOME BEFORE INCOME
TAXES                                         3,534            3,177               7,171            5,978

Income tax expense                            1,361            1,238               2,761            2,331
                                          -----------      -----------        -----------     -----------

NET INCOME                              $     2,173      $     1,939         $     4,410      $     3,647
                                          ===========      ===========        ===========     ===========

NET INCOME PER COMMON
AND COMMON EQUIVALENT
SHARE                                   $       .25      $       .22         $       .50      $      .42
                                          ===========      ===========        ===========     ===========

Weighted average common and
common equivalent shares
outstanding during the period                 8,754            8,752               8,863           8,715
                                          ===========      ===========        ===========     ===========

See notes to condensed consolidated financial statements.

FORM 10 - Q -  -  PART I  -  ITEM 1
EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                                             Six Months Ended,
                                                                                               June 30
                                                                                 1996                 1995
                                                                              ----------          -----------
                                                                              (unaudited)         (unaudited)
OPERATING ACTIVITIES

  Net income                                                               $     4,410               $3,647
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                                1,736               1,635
     Provision for deferred income taxes                                          (797)                (408)

     Gain on sale of long-term investments                                         ---                  (70)
     Loss on sale of equipment                                                      19                    5

     Provision for loss on accounts receivable                                   1,082                1,269
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                               (204)                  83
         (Increase) decrease in inventories                                      1,017               (1,159)
         Increase in other assets/liabilities                                       (7)                (253)

         Increase (decrease) in accounts payable and accrued expenses             (627)                  57
         Increase in income taxes payable                                         (280)                (465)
                                                                              ----------          -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,349                4,341


INVESTING ACTIVITIES
  Sale of short-term investments                                                 7,218                1,796
  Purchase of short-term investments                                           (11,943)              (1,870)

  Sale of long-term investments                                                  1,500                  150
  Purchase of long-term investments                                                ---               (2,479)


  Additions to other assets                                                       (142)                 ---
  Purchase of equipment and improvements                                          (723)                (675)
  Proceeds from sale of equipment                                                   14                    9
                                                                              ----------          -----------

NET CASH USED IN INVESTING ACTIVITIES                                           (4,076)              (3,069)



FINANCING ACTIVITIES
  Payments on long-term debt                                                       (50)                  (3)

  Purchase and retirement of Common Stock                                       (5,552)
  Proceeds from exercise of Common Stock options                                    66                   36
                                                                              ----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (5,536)                  33
                                                                              ----------          -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                (3,263)               1,305

  Cash and cash equivalents at beginning of year                                 5,949                5,652
                                                                              ----------          -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                             $      2,686           $    6,957
                                                                              ==========          ===========

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B  -  INVENTORIES
(In thousands)

                                     June 30       December 31
                                      1996            1995
                                   -----------     -----------
                                   (unaudited)

 Finished goods                     $  5,321         $  5,873

 Work in process                         531              632
 Raw materials                         1,400            1,764
                                   -----------     -----------
                                    $  7,252         $  8,269
                                   ===========     ===========

EXHIBITS


      Exhibit No.             Description
     ------------            -------------
          (11)      Statement re:  computation of
                    per share earnings

          (27)      Financial Data Schedule
                    (filed only in electronic format)