Form 10-Q
period 1996-09-30
EMPI INC
filed 1996-11-14
CIK 317032

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1996

                         Commission File Number 0-9387

                                   Empi, Inc.

            (Exact name of registrant as specified in its charter)


                      Minnesota                     41-1310335

           (State or other jurisdiction of      (I.R.S. employer
            incorporation or organization)      identification no.)

                  599 Cardigan Road
                St. Paul,  Minnesota                55126-3965

               (Address of principal                (Zip code)
                 executive offices)

Registrant's telephone number, including area code (612) 415-9000 Former address 5255 E. River Road, Minneapolis, Minnesota 55421.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /


8,329,551 shares of Common Stock were outstanding as of November 7, 1996.

                      PART I  - -  FINANCIAL INFORMATION


Item  1.  CONSOLIDATED FINANCIAL STATEMENTS

      The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE
Empi, Inc.'s (the "Company") total revenues for the 1996 third quarter equaled $17.8 million compared to $17.3 million for the third quarter of 1995. Total revenues for the first nine months of 1996 were $51.6 million compared to revenues of $50.1 million for the same period in 1995. Looking at total revenue from a growth perspective, the third quarter and the first nine months grew 3 percent, respectively. As reported in the second quarter 10-Q, overall revenues for 1996 compared to 1995 have been, and will be for the remainder of 1996, adversely impacted due to strategic actions initiated early this year to improve the Company's net income by transitioning from a multiple wholesale/dealer customer base to master distributor systems within the United States and Canada. Revenue from the Company's core rehabilitation products of TENS (Transcutaneous Electrical Nerve Stimulation) devices, NMES (Neuromuscular Electrical Stimulation) devices, and related accessories increased 5 percent and 4 percent for the third quarter and the first nine months, respectively. Revenue from the Company's non core products of Dupel-Registered Trademark- non invasive drug delivery system, Advance Dynamic ROM-Registered Trademark- orthosis, the recently introduced Protonics-TM- knee rehabilitation system for patellofemoral pain, Pronex-Registered Trademark- pneumatic device to manage cervical pain, Innova PFS-Registered Trademark- (Pelvic Floor Stimulator), sEMG (surface Electromyography Biofeedback), and other miscellaneous products for 1996 decreased by 2 percent for the third quarter and ended the first nine months with a 2 percent increase over 1995. Revenue results within non-core products for the third quarter of 1996 reflected solid growth in incontinence products, a minor increase in Dupel sales, and a slight decrease in Advance and Pronex revenue. The national launch of the new Protonics knee rehabilitation system made a slight contribution to revenue during the third quarter. International sales were 5 percent of total revenue dollars for both the third quarter and the first nine months of 1996 compared to 5 percent and 6 percent for the same periods in 1995.

Effective July 1, 1996, the Company entered into a supply agreement with Inverse Technology Corporation. Inverse developed and manufactures the Protonics flexion/extension devices which can be used in physical therapy products. The Company has an exclusive agreement to market Protonics for resale to end users through a physician's prescription (the "Prescription Market") including, without limitation, elbow and knee replacement joints. Inverse Corporation is located in Lincoln, Nebraska.

GROSS MARGIN
Gross margin for the 1996 third quarter was $13.1 million compared to $12.6 million for third quarter 1995. Stated as a percent of revenue, third quarter gross margin was 74 percent and 73 percent for 1996 and 1995, respectively. Gross margin for the first nine months was $38.1 million and $36.7 million for 1996 and 1995, respectively. Gross margin percentages for the first nine months of 1996 and 1995 were 74 percent and 73 percent. respectively. Manufacturing costs, as a percent of revenue, have remained flat. The 1996 inflationary costs (payroll and materials) have been offset by lower inventory provisions and production efficiencies. The Company anticipates the gross margin percentage to remain near its current level unless there is a major change in revenue.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the third quarter and the first nine months of 1996 were $8.6 million and $25.5 million, respectively, compared to $8.5 million and $25.2 million for the same periods of 1995. Stated as a percent of revenue, selling, general and administrative expenses were 48 percent and 49 percent for the third quarter of 1996 and 1995, respectively, and were 49 percent and 50 percent for the first nine months of 1996 and 1995, respectively. Selling, general and administrative expenses for 1996 remain under tight management control and were relatively flat after adjusting for a one time charge during the second quarter for severance costs associated with an organizational change.

RESEARCH AND DEVELOPMENT
Research and development expenses were $.9 million for the third quarter of 1996 and $.8 million for the third quarter of 1995. For the first nine months of 1996 and 1995, research and development expenses were $2.5 million and $2.6 million, respectively. Stated as a percent of revenue, research and development expenses have been averaging a steady 5 percent in the third quarter and the first nine months for both 1996 and 1995. Research and development efforts for 1996 have been focused on developing next generation products and continuation engineering.

OTHER INCOME / EXPENSE
Interest income for the third quarter and the first nine months of 1996 was $290,000 and $812,000, respectively. Interest income for the same periods in 1995 was $211,000 and $550,000. The increase in interest income in 1996 compared to 1995 is being driven by the Company's improved cash position and investment activities. Interest expense for the third quarter and the first nine months was $21,000 and $63,000, respectively. Interest expense for the same periods in 1995 was $27,000 and $87,000. The major driver impacting interest expense is an interest-bearing note which was issued to finance the Company's acquisition of the Nortech Division of Medtronic, Inc. in 1992. During the third quarter of 1996, the Company repaid the remaining debt on the Medtronic note.

NET INCOME
Net income for the third quarter of 1996 was $2.4 million compared to $2.1 million in the third quarter of 1995. Net income for the first nine months of 1996 and 1995 was $6.8 million and $5.8 million, respectively. The 18 percent improvement in net income for the first nine months of 1996 can be attributed to four factors: (1) higher sales, (2) tight spending controls, (3) higher interest income, and (4) other miscellaneous income items.

LIQUIDITY AND CAPITAL REQUIREMENTS
The Company's cash, cash equivalents, and short term investments for the quarter ended September 30, 1996 was approximately $18.6 million, a decrease of $.4 million from the year ended December 31, 1995. Due to the Company's strong cash position, the Board of Directors approved a $4.0 million stock buy back program to commence in 1995 and in the first quarter of 1996 authorized the use of an additional $4.0 million to buy back and retire shares throughout 1996. On August 6, 1996, the Company announced the Board had approved an additional $6.0 million stock buy back program. Some of the shares repurchased under the program will be used to cover stock issuances in connection with the Company's stock option and stock purchase plans. During 1995, the Company bought back and retired 62,000 shares of common stock at a total cost of $1.2 million. During the first nine months of 1996, the Company bought back and retired an additional 649,000 warrants and shares of common stock at a total cost of $7.6 million. The Company also canceled a $7.0 million line of credit in 1995. In conjuction with the move to the new corporate headquarters, the Company spent approximately $.8 million in the third quarter of 1996 on leasehold improvements and other capital expenditures and anticipates spending an additional $1.3 million on leasehold improvements and capital expenditures and approximately $.2 million on one time relocation expenses in the fourth quarter of 1996. The Company's working capital at the end of the third quarter 1996 was approximately $42.8 million, an increase of $0.3 million from the year ended December 31, 1995. The current ratio and the quick ratio at September 30, 1996 were 9.3 to 1 and 6.5 to 1, respectively.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


Item 5.     OTHER INFORMATION
            On June 14, 1996, the Company and Cardigan Investments Limited Partnership entered into an office/light manufacturing lease for a 93,666 square foot building that will serve as the Company's corporate headquarters.
 The term of the lease is ten (10) years, with two (2) options to renew for five (5) years each and commenced on October 11, 1996. The building is located at 599 Cardigan Road Shoreview, Minnesota 55421. Simultaneously, the Company vacated the other two office building locations which were located in Fridley and Arden Hills, Minnesota.




Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

              Exhibit No.          Description
              -----------          -----------
                 (10) Office/Light Manufacturing Lease dated June 14, 1996 between Empi, Inc. and Cardigan Investments Limited Partnership.
                 (11)       Statement re:  computation of per share earnings
                 (27) Financial Data Schedule (filed only in electronic format)
         (b)  No report on Form 8-K has been filed during the quarter ended
              June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                    Empi, Inc.

Novermber 08, 1996  By        /s/ Joseph E. Laptewicz
                      --------------------------------------------------
                                 Joseph E. Laptewicz
                         President and Chief Executive Officer
                             (Principal Executive Officer)


November 08, 1996   By        /s/ Timothy E. Briggs
                      --------------------------------------------------
                                 Timothy E. Briggs
                            Executive Vice President and
                              Chief Financial Officer
                     (Principal Financial and Accounting Officer)

                       QUARTERLY REPORT ON FORM 10 - Q

                             PART I  -  ITEM 1

             LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                 EMPI, INC.

                            ST. PAUL, MINNESOTA

                     FORM 10 - Q  -  -  PART I  -  ITEM 1


                                  EMPI, INC.

              LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.

       Condensed Consolidated Balance Sheets  -  -  September 30, 1996 and
            December 31, 1995.


       Condensed Consolidated Statements of Operations - - Three and Nine months ended September 30, 1996 and 1995.


       Condensed Consolidated Statements of Cash Flows - - Nine months ended September 30, 1996 and 1995.

       Notes to Condensed Consolidated Financial Statements.

                     FORM 10 - Q  -  -  PART I  -  ITEM 1

                                  EMPI, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      September 30  December 31
                                                          1996          1995
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                             $  1,766      $  5,949
 Short-term investments                                  16,847        13,090
 Accounts and notes receivable-trade, less allowances    14,750        15,846
 Inventories - Note B                                     7,248         8,269
 Deferred income taxes                                    5,220         4,842
 Other                                                    2,164           706
                                                      ---------      --------
                  TOTAL CURRENT ASSETS                   47,995        48,702

PROPERTY, PLANT AND EQUIPMENT - NET                       4,647         5,129

OTHER ASSETS                                              3,818         4,906

LONG-TERM INVESTMENTS                                     1,999         2,000
                                                      ---------      --------

                                                      $  58,459     $  60,737
                                                      ---------      --------
                                                      ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                      $  2,246      $  1,924
 Employee compensation                                    1,768         1,955
 Commissions payable                                        638           747
 Current portion of long-term debt                          287           676
 Income taxes                                                --           634
 Other                                                      222           254
                                                      ---------      --------

                  TOTAL CURRENT LIABILITIES               5,161         6,190

LONG-TERM DEBT, LESS CURRENT PORTION                        607         1,468

SHAREHOLDERS' EQUITY:
 Common Stock                                            16,920        24,110
 Retained earnings                                       35,771        28,969
                                                      ---------      --------

  TOTAL SHAREHOLDERS' EQUITY                             52,691        53,079
                                                      ---------      --------

                                                      $  58,459     $  60,737
                                                      ---------      --------
                                                      ---------      --------

See notes to condensed consolidated financial statements.

                     FORM 10 - Q  -  -  PART I  -  ITEM 1

                                  EMPI, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended          Nine Months Ended
                                                                   September 30                September 30
                                                               1996          1995          1996         1995
                                                             ----------    -----------    -----------  -----------
                                                             (unaudited)   (unaudited)    (unaudited)  (unaudited)
Net sales                                                       $17,758       $17,273        $51,587      $50,071
Cost of goods sold                                                4,695         4,639         13,501       13,354
                                                                -------       -------        -------      -------
GROSS PROFIT                                                     13,063        12,634         38,086       36,717

Operating Expenses:
  Selling, general and administrative                             8,561         8,536         25,495       25,202

 Research and development                                           862           832          2,536        2,569
                                                                -------       -------        -------      -------

                                                                  9,423         9,368         28,031       27,771
                                                                -------       -------        -------      -------

INCOME FROM
OPERATIONS                                                        3,640         3,266         10,055        8,946

Other income/(expense), net                                         250           217          1,006          515
                                                                -------       -------        -------      -------

INCOME BEFORE INCOME
TAXES                                                             3,890         3,483         11,061        9,461

Income tax expense                                                1,498         1,359          4,259        3,690
                                                                -------       -------        -------      -------

NET INCOME                                                     $  2,392      $  2,124       $  6,802     $  5,771
                                                                -------       -------        -------      -------
                                                                -------       -------        -------      -------

NET INCOME PER COMMON
AND COMMON EQUIVALENT
SHARE                                                            $  .28        $  .24         $  .78       $  .66
                                                                -------       -------        -------      -------
                                                                -------       -------        -------      -------

Weighted average common and
common equivalent shares
outstanding during the period                                    8,500          8,859          8,729        8,771
                                                                -------       -------        -------      -------
                                                                -------       -------        -------      -------


See notes to condensed consolidated financial statements.

FORM 10 - Q -- PART I - ITEM 1
EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                     Nine Months Ended,
                                                                         September 30
                                                                     ------------------
                                                                       1996       1995
                                                                       ----       ----
                                                                   (unaudited) (unaudited)
OPERATING ACTIVITIES
 Net income                                                        $  6,802     $ 5,771
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                                      2,607       2,587
   Provision for deferred income taxes                                 (378)       (372)
   Gain on sale of long-term investments                                 --         (70)
   Loss on sale of equipment                                             42          52
   Provision for loss on accounts receivable                          1,637       1,956
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                         (541)       (698)
    (Increase) decrease in inventories                                1,021        (925)
    Increase in other assets/liabilities                             (1,426)         97
    Increase (decrease) in accounts payable and accrued expenses         26         281
    Increase in income taxes payable                                   (569)       (381)
                                                                   --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             9,221       8,298

INVESTING ACTIVITIES
 Sale of short-term investments                                      11,983       1,800
 Purchase of short-term investments                                 (15,740)     (2,269)
 Sale of long-term investments                                        3,000       1,080
 Purchase of long-term investments                                   (2,999)     (2,909)
 Additions to other assets                                             (156)        (28)
 Purchase of equipment and improvements                              (1,019)     (1,196)
 Proceeds from sale of equipment                                         32          50
                                                                   --------     -------
NET CASH USED IN INVESTING ACTIVITIES                                (4,899)     (3,472)

FINANCING ACTIVITIES
 Payments on long-term debt                                          (1,250)         (3)
 Purchase and retirement of Common Stock                             (7,613)        ---
 Proceeds from exercise of Common Stock options                         358          75
                                                                   --------     -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (8,505)         72
                                                                   --------     -------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                     (4,183)      4,898

 Cash and cash equivalents at beginning of year                       5,949       5,652
                                                                   --------     -------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                      $ 1,766      $10,550
                                                                   --------     -------
                                                                   --------     -------

See notes to condensed consolidated financial statements.

FORM 10 - Q - - PART I - ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES
(In thousands)

                                        September 30     December 31
                                             1996            1995
                                        ------------     -----------
                                         (unaudited)
Finished goods                          $5,235          $5,873
Work in process                            749             632
Raw materials                            1,264           1,764
                                        ------          ------
                                        $7,248          $8,269
                                        ------          ------
                                        ------          ------

EXHIBITS

Exhibit No.       Description
-----------       -----------
(10)              Office/Light Manufacturing Lease dated June 14, 1996 between
                  Empi, Inc. and Cardigan Investments Limited Partnership.

(11)              Statement re: computation of
                  per share earnings

(27)              Financial Data Schedule
                  (filed only in electronic format)

                                       12