Form 10-K405
period 1996-12-31
EMPI INC
filed 1997-03-31
CIK 317032

-------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   ---------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-9387
                          -----------------                              ------

                                  EMPI, INC.
            (Exact name of registrant as specified in its charter)

             MINNESOTA                                        41-1310335
        (State or other jurisdiction of                     (I.R.S. employer
        incorporation or organization)                     identification no.)

            599 CARDIGAN ROAD
           ST. PAUL, MINNESOTA                                  55126
    (Address of principal executive offices)                  (Zip code)


       Registrant's telephone number, including area code  (612)  415-9000
                                                           ---------------

                                   ---------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1997, was approximately $156,932,666.

The number of shares outstanding of the registrant's class of common stock as of March 21, 1997, was 8,259,614 shares of no par value common stock.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997, are incorporated by reference into Part III.

-------------------------------------------------------------------------------

ITEM 1.     BUSINESS

GENERAL

Empi, Inc. ("Empi" or the "Company") is one of the largest medical device companies in rehabilitative medicine in the United States. The Company is a leading supplier of electrotherapy products, iontophoretic drug delivery products, orthotic products, and incontinence treatment products to the physical therapy, sports medicine, and incontinence treatment markets, worldwide. Empi designs, develops, and produces products which are supported by clinical outcome studies collected by the Company.

Empi was organized as a Minnesota corporation in October 1977. The Company's corporate headquarters is located at 599 Cardigan Road, St. Paul, Minnesota 55126, telephone (612) 415-9000.

COMPANY STRATEGY

Empi has established five major strategic initiatives to guide and manage the Company's business.

(1)  MARKET LEADERSHIP

    Empi seeks to be the leader in its chosen markets by continuing to broaden the Company's product offerings with the highest quality products and with superior customer service. In 1996, the Company added to its orthotics product line by introducing the Protonics-TM- functional active resistance knee orthosis as well as new models of the Advance Dynamic ROM-Registered Trademark- devices. Empi also expanded catalog offerings by adding such items as a therapeutic ultrasound system, a clinic-based electrical stimulation system, and the Total Gym-Registered Trademark- Therapy System. The Company also organized a number of continuing education programs for clinicians and physical therapists during 1996. In 1997 the Company intends to develop new products, pursue additional marketing partnerships, and increase public awareness and customer education programs to reinforce its leadership position in the physical therapy market. In addition, Empi intends to continue to explore new market opportunities which diversify its business.

(2)  REIMBURSEMENT

    The Company is committed to maintaining reimbursement for all its products as well as extending the availability of coverage for its incontinence therapies. Empi has invested significant resources to establish a strong medical billing and patient care service organization that verifies coverage and reimbursement levels on behalf of the patient. Empi plans to continue to work with leading physicians to publish outcome studies which support the effectiveness of the Company's products. In 1996 the Company presented the first outcomes-based study of Empi's Epix XL-Registered Trademark- TENS device in the CLINICAL JOURNAL OF PAIN and the ARCHIVES
    OF PHYSICAL MEDICINE AND REHABILITATION. Using evidence from well constructed randomized clinical studies the Company intends to continue to aggressively seek reimbursement from the Health Care Financing Administration (HCFA) for its incontinence products. Empi was extremely disappointed with HCFA's decision, May 1996, not to grant reimbursement status for pelvic floor stimulation to treat urinary incontinence. Following such decision, the Company was, however, able to expand regional coverage for its incontinence products through new agreements with key Health Maintenance Organizations. Empi also promotes its products as being highly effective, low cost alternatives to surgery or medication.

(3)  NATIONAL ACCOUNTS

    Today's U.S. healthcare market has never been more dynamic. Empi recognized the importance of being in a position to respond to those dynamics in 1994 when it formed its National Accounts department, whose charter is to leverage the Company's market position by negotiating preferred supplier agreements with prominent national and regional provider networks, payor groups, and managed care organizations. This group is also responsible for raising the awareness and acceptance level for Empi's products with key decision makers in Medicare, Medicaid, state workers compensation agencies, and private insurance plans. To further this effort, the Company hired a director of national accounts in 1996 to oversee the development and implementation of the Company's objectives.

(4)  ORGANIZATIONAL DEVELOPMENT

    Empi recognizes the necessity to grow, develop, and strengthen the Company's organizational talent pool. In 1996, the Company dedicated substantial training resources to establish a consultative selling approach with our field sales representatives as well as our internal sales and marketing employees. During the year, Empi integrated the organization's domestic sales and marketing functions while strengthening the functional leadership team, at the director level. In 1997, the Company intends to focus on refining its sales and marketing approach to the incontinence market and improving time-to-market performance in new product development.

(5)  PROFITABILITY

    Empi has made consistent improvements in earnings per share performance in 1995 and 1996 by rigorously managing expenses and making wise capital investments in order to favorably leverage its top line revenue growth. The Company remains dedicated to providing strong returns to shareholders by efficiently managing its sales and marketing organization, management information systems, operating expenses, gross margins, and pricing strategies. The Company plans to continue to seek opportunities to leverage its existing distribution base by broadening and diversifying its product offerings.

PRODUCTS

    ELECTROTHERAPY

    TENS DEVICES: Physicians and physical therapists have treated their patients' chronic and acute pain with electrical stimulation, often referred to as "transcutaneous electrical nerve stimulation" or "TENS," for over 20 years. Although TENS may not be effective for every patient or every condition, medical professionals have generally accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions. TENS devices are most frequently used to treat persistent orthopedic conditions such as low back pain, joint stiffness and muscle spasm. Physicians have also prescribed TENS for pain resulting from a variety of other conditions including abdominal surgery, post-operative pain, arthritis, tendonitis, phantom limb pain and childbirth. TENS devices generally reduce pain while the device is being used, as well as for a period of time following usage, but do not cure the cause of the pain.

    TENS devices consist of a small, portable, battery-powered electrical pulse generator which is connected via wires to electrodes placed at or near the site of the patient's pain. The devices are small enough to fit into a shirt pocket and weigh approximately 5 ounces, allowing patients to alleviate pain conveniently at home or elsewhere. The electrodes are attached to the skin with an interface layer of conductive gel. The stimulator produces low voltage pulses of electricity which can be delivered continuously or intermittently in different wave forms. Empi's leading TENS product, Epix XL, is a market leader due to its pre-programmed features and high intensity capability.

    Two theories have been advanced to explain the manner in which TENS alleviates pain. The "gate control theory" postulates that the electrical impulses from TENS devices block or interfere with the neurological transmission of pain signals from the site of the injury to the brain. A second theory suggests that the electrical impulses prompt the release of endogenous endorphins, the body's natural pain suppressing agents. Neither theory has conclusive support in the scientific literature. Under either theory, TENS relieves pain without the costs and risks associated with surgery or the undesirable side effects and physiological problems of prolonged drug use which can include addiction, stupor, depression, disorientation, nausea and ulcers.

    NMES DEVICES: Medical professionals also use electrical stimulation to activate and exercise muscles for rehabilitative purposes. "Neuromuscular electrical stimulation" or "NMES" has proven effective in producing controlled, involuntary muscle contractions which can maintain the strength and mobility of a limb or prevent deterioration of muscle tissues in patients who are unable to perform voluntary muscle contraction.
    Physicians have prescribed neuromuscular stimulation in a variety of circumstances intended to improve muscle tone, increase joint mobility and accelerate recovery from traumatic injury. Common conditions for which NMES therapy may be prescribed include common knee injuries, swelling, spasticity and improper gait.

    ACCESSORIES: The Company meets the needs of the customer by supplying accessories such as electrodes, cables, conductive gel, skin care products, batteries and other accessories, which are either manufactured by Empi or purchased from other vendors for resale. The Company has exclusive rights to distribute several unique models of electrodes.

    Empi believes that the U.S. market for TENS, NMES, and Accessories is in excess of $100 million, and the Company anticipates the market to grow, in unit volume, by approximately 5% per annum.

   IONTOPHORETIC DRUG DELIVERY

    IONTOPHORESIS: Iontophoresis is a process which uses electric current to assist drug transfer through the skin. Iontophoretic applications include the delivery of local anesthesia and anti-inflammatory medication for tissue treatment. For many applications, use of iontophoresis can be advantageous when compared to a syringe because it allows medications to be dispersed without invading the joint space. It can also avoid many of the systemic and other side effects frequently associated with oral medications or injections.

    The Company has developed both a proprietary iontophoresis device and patented buffered electrode capable of delivering small molecule drugs that can be ionized, such as drugs for arthritis, bursitis, tendonitis and related conditions. The system is controlled by a microprocessor and uses continuous low voltage electrical current which delivers charged drug particles through the skin's surface. The Company estimates that the current market for human iontophoresis systems is approximately $30 million and that the market defined in sales dollars is growing at a rate of approximately 10% per annum. The Company is continually investigating alternate uses of this technology in new medical markets.

    The Company received FDA 510 (k) clearance in July 1990 for its Dupel-Registered Trademark- iontophoresis device and in November 1991 for its buffered electrode. The Company introduced its iontophoresis system, for human use, to the marketplace in the first quarter of 1992. During 1996, Empi developed and test marketed the Relion-TM- iontophoresis drug delivery system for use in the equine veterinary marketplace. Relion was tested over several months and appears to offer veterinarians a useful system for local delivery of a variety of drugs for the treatment of horses. In February of 1997 the Company launched Relion in the U.S. and International marketplace through regional veterinary distributors.

    ORTHOTICS/OEM

    ORTHOTICS: The Advance Dynamic ROM orthoses product line is used to correct joint range of motion limitations at the wrist, elbow, knee or ankle. The Company's Advance Dynamic ROM orthosis is based on the principle that particular connective tissue will remodel over time in response to the type and amount of physical stress it receives. The Advance Dynamic ROM orthosis addresses the permanent or plastic component of connective tissue deformation to achieve long-term range of motion improvement. It does this by gently delivering low-load stress at the joint's end-range over a prolonged period of time. The Company's Advance Dynamic ROM orthosis product line consists of models for the elbow, wrist, knee and ankle joints and was introduced in the first quarter of 1995. Range of motion limitations, generally referred to as contractures, often result following long periods of restricted motion or when scar adhesions form following trauma. The dynamic orthoses line fits very well with the Company's focus on cost effective treatments used outside the clinic setting. The Company estimates that the current ROM orthotics market is approximately $30 million and that the growth potential over the next few years is estimated at 15% per year.

    During the second quarter of 1996, Empi entered into an agreement with Inverse Technology Corporation to market Protonics, a functional active resistance orthosis, to physicians and physical therapists. The innovative design of Protonics addresses neuromuscular disorders in patients with knee dysfunction problems by helping to strengthen muscles, ligaments and tendons surrounding the knee joint through resistive exercise. The addition of Protonics is part of the Company's strategy to become a leader in the growing therapeutic bracing market. After a brief test marketing period, Protonics was launched nationally in the fourth quarter of 1996.

    The Company also has a national distribution agreement to market Pronex-TM-, a cervical traction device used to relieve chronic neck pain by relaxing muscle tension and spasms and by mechanical separation of the cervical vertebrae. Pronex is sold to physical therapists and patients.

    OEM: To further leverage the Company's sales force, Empi teamed up with Rehab Med+Equip in 1995 to offer a broad line of catalog items to physical therapy clinics and the home health care industry. The catalog contains over 250 products. New to the catalog this year is a therapeutic ultrasound system, a clinic-based electrical stimulation system, and the Total Gym Therapy System.

    The Total Gym Therapy System is a complete body exercise system that allows therapists to accurately assess early, post-surgery or post-injury, lower body function in a closed chain, partial weight bearing position. It is effective for quantitative clinical testing of functional abilities and allows therapists to design comprehensive, injury specific rehabilitation protocols that achieve proprioceptive response.

INCONTINENCE TREATMENT

    FEMALE URINARY INCONTINENCE PRODUCTS: In 1987, the Company began a research project relating to the application of its electro-therapeutic technology to the treatment of female urinary incontinence. In July 1991, the Company received FDA 510 (k) clearance for Innova-Registered Trademark-PFS, the Company's female pelvic floor rehabilitation system. Urinary incontinence is the involuntary loss of urine so severe as to have social,
    psychological or hygienic consequences.   According to the 1996 Agency for
    Health Care Policy and Research (AHCPR) guidelines, "the U.S. spends $16 billion a year to care for people with urinary incontinence, up from $10 billion in 1990." At least 50% of the 1.5 million men and women in nursing homes suffer from incontinence. This condition is often a principal reason that leads families of the elderly to commit them to full-time care. Current treatments for female urinary incontinence range from surgical procedures with a three to four day hospital stay and costs of $6,000 to $13,000, to behavioral therapy or pharmacologic therapy. Products designed to manage the problem of urinary incontinence include incontinence appliances such as catheters, collection devices, and urethral plugs as well as incontinence disposables such as adult diapers or briefs, padded undergarments and bed pads designed to keep urine away from the patient's skin. Innova PFS is designed to cure or control stress, urge and mixed incontinence. Stress incontinence, the most common form, is the inability of the sphincter to hold back urine when there is a sudden increased pressure on the bladder. Leakage of urine commonly occurs with activities such as coughing, sneezing, lifting and exercising. Urge incontinence occurs when the bladder is irritated and contracts spontaneously causing a sudden need to urinate. Mixed incontinence is a combination of both stress and urge incontinence. Traditionally, urge incontinence has been treated with pharmacological therapy. Many patients are intolerant of the medication's side effects. Stress incontinence is poorly treated by pharmacological treatment and therefore, in most cases, has resulted in surgical intervention.

    Innova PFS is composed of an externally worn, microprocessor-based neuromuscular stimulator that activates a proprietary multi-channel vaginal or rectal electrode. The device automatically delivers timed dosages of stimulation for the treatment of stress, urge and mixed incontinence during twenty-minute treatment sessions. The treatment sessions are generally performed twice a day in the convenience and privacy of the home. The regular use of Innova PFS can improve or cure stress, urge or mixed incontinence; published studies indicate a success rate of 60-90%. The cost of treatment with Innova PFS is approximately six to nine hundred dollars, including physician fees.

    The Company believes electro-therapeutic pelvic muscle stimulation will eventually be selected as one of the first choice treatments before more invasive treatments due to its noninvasive nature, lower cost, lower risk and lack of side effects. The recent AHCPR guidelines, for the treatment of adult urinary incontinence, gives pelvic floor electrical stimulation
    (PFS) a "B" strength of evidence recommendation for stress, urge and mixed incontinence. This is the same rating currently enjoyed by available surgical alternatives. While there are other pelvic muscle stimulation devices available, Innova PFS has been proven to be safe and effective based on controlled clinical studies, which have been published in peer-reviewed journals. The Company has designed an intravaginal electrode which it believes has several significant advantages over other electrodes, including the patented ComfortPulse-Registered Trademark- technology which makes the electrode more comfortable and effective during treatment. The Company added three new electrode models in the last year, for both male and female use.

    It is estimated that more than 13 million women in the United States suffer from urinary incontinence. The Company believes that, for various reasons, electro-therapeutic treatment will not be appropriate for a portion of these women. The Company's initial target market includes women aged 35-65 who, when properly diagnosed, would benefit from electrical stimulation therapy. The Company estimates that there are at least 6 million women in this target market. One of the biggest business risks facing the Company is establishment of broad reimbursement coverage for Empi's Innova PFS system. The Company is also investigating the use of Innova for the treatment of post-prostatectomy incontinence, fecal incontinence and interstitial cystitis. Studies using Innova to treat these conditions are under review.

MANUFACTURING

Empi manufactures most of its electrotherapy devices and its Advance ROM orthotic devices, as well as some components and related accessories, at its Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly, and fabric sewing processes.

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

Many of the component parts and raw materials used by the Company in its manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased through a single supply source. If these components were no longer available, the Company believes it could develop alternative sources that would avoid any material adverse effect upon the Company's operations.

CUSTOMERS, MARKETING AND SALES

The Company's primary customers are patients, physical therapists/clinics, U.S. distributors, and International distributors. These customers represented 61%, 30%, 4%, and 5%, respectively, of Empi's net sales for fiscal 1996. As of year-end 1996, Empi had approximately 115 sales representatives, in the field, selling rehabilitation products domestically on a direct basis to physicians, physical therapists and their patients. The Company currently serves over 12,000 physical therapy clinics and hospital physical therapy departments. The Company also provides its customers a network for direct billing to insurance claims offices, Medicare carriers, HMO's and other managed healthcare programs. On February 24, 1997 Empi announced the launch of its new Relion-TM-iontophoresis product line for veterinary use. The new Relion iontophoresis line was developed for equine use and will be marketed through distributors.

Empi has also invested in both telemarketing and direct mail programs to contact patients who use its TENS and NMES devices to help them meet their needs in reordering accessory products. Telemarketing and direct sales programs are also used to contact home healthcare dealers who purchase the Company's products for resale to hospitals, clinicians and patients.

Responding to the consolidation of provider networks and larger payor groups, which have gained leverage in coverage and reimbursement decisions, the Company established a national accounts group in 1994 to address those coverage and reimbursement issues and to gain preferred supplier agreements with the leading provider and payor groups.

Empi believes that combining the Company's direct sales force, state-of-the-art patient care services, clinic customer service, third party billing services, and national account service gives the Company a distinct competitive advantage in today's market place.

The Company sells its products internationally through distributors and dealers. At the end of 1996 Empi had 21 International distributors covering 27 countries, worldwide. A Japanese distributor agreement with Nihon Medix, of Tokyo , Japan was finalized and signed in April 1996. The Company introduced the Advance ROM orthoses product line in Germany in May 1996 and plans to introduce the Advance ROM and Protonics in additional countries, in 1997.

No individual customer accounted for 10 percent or more of total revenue for 1996, 1995, or 1994, respectively.

COMPETITION

ELECTROTHERAPY

The Company believes that its two strongest competitors in the electrotherapy market are Rehabilicare, Inc. and Staodyn, Inc., and also believes that the principal competitive factors in the electrotherapy marketplace are price, product quality and service. Empi believes its competitive advantage in the electrotherapy marketplace to be higher quality products and superior customer service.

IONTOPHORETIC DRUG DELIVERY

The Company feels its primary competitors in the iontophoretic market are IOMED, Inc., Life-Tech, Inc. and Henley International, Inc.

ORTHOTICS/OEM

The Company's major competitors in the orthosis market are Dynasplint and DeRoyal/LMB. In the cervical traction market, the Company faces three main competitors: Saunders, Staodyn and Lossing.

INCONTINENCE TREATMENT

Several companies are developing new treatment products designed to cure or control incontinence problems, including injectable biomaterials, improved drug therapy, other electro-therapeutic devices and muscle contraction biofeedback devices. Each of these treatment approaches is aimed at eliminating or reducing a patient's reliance on incontinence appliances or disposable diapers. Utah Medical, BMR and Stimtech all have pelvic floor stimulation devices on the market. Currently, none of these devices have published placebo-controlled clinical studies to support the effectiveness of their product claims.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

Empi's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's electrotherapy, iontophoresis, orthotics and incontinence businesses, enhancement of existing products, and manufacturing process developments to improve product performance and costs. In 1996 research and development focused on developing a low cost incontinence pelvic floor stimulation system, a new TENS device with data collection capabilities, expanding the iontophoresis technology into new markets, new models for the Advance ROM, and other new therapeutic braces.

In fiscal 1996, 1995, and 1994, the Company's research and development expenses (including clinical studies) were $3,476,000, $3,424,000, and $3,432,000 respectively.  These expenses are expected to increase in future years.

BACKLOG

As of February 28, 1997, Empi did not have a material backlog situation and does not expect to experience a material backlog situation in the foreseeable future.

PATENTS AND TRADEMARKS

The Company currently owns numerous U.S. patents issued between 1982 and 1996. These patents cover various aspects and features of Empi's electrotherapy devices and associated electrodes, incontinence devices and associated electrodes, and range of motion orthotic devices. A number of patents and trademarks were obtained as a result of the Nortech and PHD acquisitions which cover various aspects of electrodes, stimulators and surface sEMG equipment. In addition, numerous patent applications have been filed on various aspects of range of motion orthotic devices, incontinence electrodes, and iontophoresis electrodes. The initial life of each patent issued to the Company is either 14 or 17 years from the date of issue.

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

GOVERNMENT REGULATIONS AND REIMBURSEMENT

GOVERNMENT REGULATIONS

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

New medical devices require regulatory approval prior to market introduction. In the United States, new medical devices are subject to either the 510(k) Pre-Market Notification regulation or the Pre-Market Approval (PMA) regulation; the pathway is dependent on the device's nature and intended use. International registration and approval requirements vary and are country dependent. Most regulatory approvals require submission of extensive documentation, engineering, pre-clinical testing and manufacturing information to demonstrate compliance with the pertinent regulations. In some cases, product electronics, appearance or labeling must be modified in order to comply with the foreign regulations.
In addition, some products may require extensive clinical testing to obtain regulatory approval. The Company anticipates the FDA may require submission of additional clinical testing concerning iontophoretic drug delivery. In this regard, the Company is preparing the necessary clinical trial data to support the ongoing sale of its iontophoresis product, Dupel.

The Company contracts with an outside certification authority to review the conformance of its quality assurance system to two recognized international quality system standards, ISO-9001 and EN 46001. Continued certification is essential for compliance with the Medical Device Directive in the European Union. The Company received this certification in 1996.

REIMBURSEMENT

A significant portion of the Company's revenues are paid by third-party payors, such as Medicare, workers compensation, private insurance companies and health maintenance organizations, on behalf of the patients who rent or purchase the Company's products. The Company maintains a large support staff that verifies third-party payor coverage prior to each purchase and bills the third-party payor directly. When appropriate, the Company's staff obtains appropriate letters of medical necessity from the prescribing physician and sends such letters to the third-party payor. Delays in obtaining appropriate documentation and the time required for claims processing by the third-party payors have a significant impact on the Company's outstanding receivables.

Empi's dependence on third-party payors exposes the Company to the risk of government regulations limiting the amount that such third-party payors may pay for the Company's products. The Company anticipates a continuing dependence on third-party payors with respect to new products, such as its pelvic floor stimulation device. The process to establish reimbursement for new technology in the current medical marketplace is costly and time consuming.

EMPLOYEES

As of February 28, 1997, the Company had 549 employees. Of these, 171 were engaged in production and production support, 37 in research and development, 127 in sales and marketing, 157 in sales operations, and 57 in various administrative capacities.

None of the Company's employees is represented by a labor union, and the Company believes that it has an amicable and positive working relationship with its employees.

CAUTIONARY STATEMENTS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and in the Company's Annual Report by or on behalf of the Company.

The Company's goals are: (i) to expand medical device offerings by bringing additional products to its existing markets; (ii) to take its existing technology to markets currently not served by the Company; and (iii) to evaluate entering other markets not currently served by the Company with new or existing technologies. These objectives will be pursued through internal development efforts or through acquisition of technology, products, or entities, depending upon Company resources and the availability of acquisition opportunities. The Company's efforts will also be focused on maintaining its position as a leader in the rehabilitation medical device market. As the Company's future sales growth depends upon its ability to continually offer new products acceptable to the marketplace, any inability of the Company to develop new products internally, or to acquire technology or distribution rights from other product manufacturers, could have a material and adverse impact on future sales.

The Company will continue to seek to diversify its product offerings and to enter into new markets. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Some of the Company's products also compete against drugs, therapies, surgical procedures or new medical devices that may result from future technological or medical advances. Future sales growth will depend to some degree upon the ability of the Company to continue to successfully market its current and future products in this competitive environment. In addition, the Company's products are regulated under the federal Food, Drug and Cosmetic Act, and the Company is required to secure clearance from the U.S. Food and Drug Administration (FDA) prior to marketing new products. Lack of clearance or delays in securing clearance could negatively impact sales of new products.

The Company continues to develop a broader market acceptance of its incontinence treatment products, the Innova PFS and Innova sEMG systems. To date, the Company has been unable to secure reimbursement approval from Medicare for its Innova PFS system, and there is no assurance that such approval will be obtained. The Company believes that significant sales growth for these products is dependent upon obtaining Medicare reimbursement approval. If the Company is unable to generate significant sales of Innova PFS, its future sales growth would be materially and adversely affected.

More than 68 percent of the Company's sales are derived from its electrotherapy product lines, which are used by patients and reimbursed by Medicare carriers, workers' compensation programs, managed care and private insurance payors.
While the Company's electrotherapy product sales increased 5 percent in 1996, it anticipates continued pressure from regulatory agencies and insurance companies to reduce reimbursement for electrotherapy products. This pressure will make it difficult for the Company to continue to increase sales of its electrotherapy products in 1997. Any change in reimbursement policies or payment levels could adversely affect the Company's revenues.

The Company's primary financial goal in 1997 is to increase its revenue growth rate while continuing to enhance profitability. To accomplish this goal, the Company will focus on its mission: the development, licensing or distribution of non-invasive, biomedical products that provide the best medical value, combining cost effectiveness and therapeutic outcomes. If the Company is not successful in the development, licensing or distribution of such devices, its financial goals likely will not be met.

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


ITEM 2.  PROPERTIES

On June 14, 1996, the Company and Cardigan Investments Limited Partnership entered into an office/light manufacturing lease for a 93,666 square foot building that now serves as the Company's corporate headquarters. The term of the lease is ten (10) years, with two (2) options to renew for five (5) years each and commenced on October 11, 1996. The building is located at 599 Cardigan Road, Shoreview, Minnesota 55126. Simultaneously, the Company vacated the other two office building locations which were located in Fridley and Arden Hills, Minnesota.

The Company owns two properties in Clear Lake, South Dakota. One location is a 24,000 square foot manufacturing facility on 4 acres of property, and the other is a 10,000 square foot warehouse on 1.3 acres.


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or of which any of its property is the subject other than ordinary, routine litigation incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

Each executive officer is elected to office by the Board of Directors and holds the office until his or her successor is elected and qualified. There are no family relationships among any of the Company's Directors or Officers.

The following table sets forth information with regard to the executive officers of the Company as of March 26, 1997:

                              PRINCIPAL OCCUPATION, BUSINESS
NAME AND AGE OF OFFICER       EXPERIENCE PAST FIVE YEARS
-----------------------       --------------------------------------------------------------
Donald D. Maurer (60)         Founder of the Company in 1977.  Chairman of the Company since
                              December 1977 and Chief Scientific Officer since October
                              1994. Chief Executive Officer of the Company from April
                              1979 to September 1994.  Mr. Maurer held the additional
                              position of President from April 1979 to December 1988
                              and from February 1993 to September 1994.  Mr. Maurer is also a director of Angeion, Inc.

Joseph E. Laptewicz (48)      President, Chief Executive Officer and Acting Chief
                              Financial Officer since March 1997.  President and Chief
                              Executive Officer of the Company from October 1994 to
                              February 1997. President and Chief Executive Officer of
                              Schneider (USA), Inc., manufacturer of products for
                              interventional medicine from April 1992 to September 1994
                              and Executive Vice President from July 1991 to March 1992.

Robert W. Clapp (47)          Vice President of Manufacturing of the Company since
                              March 1993.  Mr. Clapp served in the capacity of Vice
                              President of Manufacturing at Dacomed Corp., a medical
                              products manufacturer and distributor, from February 1987
                              to March 1993.

Shawn F. Featherston (43)     Vice President of Sales Operations since July 1996.  Mr.
                              Featherston served as Vice President of Human Resources
                              of the Company from January 1996 to June 1996. Prior to
                              that, his position with the Company was Director of Human
                              Resources from January 1993 to December 1995.  Prior to
                              joining the Company, he served as Human Resources
                              Consulting Manager for McGladry and Pullen from January
                              1989 to December 1992.

Gary D. Sullivan (47)         Vice President of Marketing of the Company since February
                              1995.  Prior to joining the Company, Mr. Sullivan was
                              Director of Sales and Marketing at Schneider (USA) Inc.,
                              a division of Pfizer, Inc., from October 1993 to February
                              1995.  From November 1991 to October 1993, he served as
                              Director of Marketing for Cordis Corp., a manufacturer of
                              medical devices.   Mr. Sullivan worked as an Associate at
                              Lumsden Company, an executive search firm specializing in
                              bio-technology, pharmaceuticals and diagnostics, from
                              October 1989 to November 1991.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS


The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Marketsm under the symbol EMPI. High and low bid prices for each quarter of fiscal years ended December 31, 1996 and 1995 are presented below.


                                       1996                        1995
                                 HIGH         LOW             HIGH        LOW
First. . . . . . . . . . . . . $25 7/8      $16 1/4         $12 1/8      $ 7

Second . . . . . . . . . . . . $20 1/4      $12 1/2         $16 5/8      $11 5/8

Third. . . . . . . . . . . . . $15 1/2      $11 1/4         $21 1/8      $15

Fourth . . . . . . . . . . . . $21 3/4      $14             $27 1/8      $18 1/2


The Company had 627 common shareholders of record at March 21, 1997. The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future since earnings are expected to be retained to finance the Company's growth.

ITEM 6.  SELECTED FINANCIAL DATA

                       SELECTED SIX-YEAR FINANCIAL DATA
                                 EMPI, INC.

(IN THOUSANDS,                                                            YEAR ENDED DECEMBER 31
EXCEPT PERCENTAGES AND  PER SHARE AMOUNTS)            1996       1995        1994         1993       1992         1991
------------------------------------------------------------------------------------------------------------------------

OPERATIONS STATEMENT DATA
Net sales. . . . . . . . . . . . . . . . . . . . . $  70,630   $ 67,342   $  61,304   $  66,377   $  33,355   $  21,819
Gross profit . . . . . . . . . . . . . . . . . . .    52,171     49,654      45,574      49,523      25,143      15,841
       Percent of sales. . . . . . . . . . . . . .     73.9%      73.7%       74.3%       74.6%       75.4%       72.6%
Operating expenses . . . . . . . . . . . . . . . .    37,751     37,319      39,377      34,198      18,834      12,421
       Percent of sales. . . . . . . . . . . . . .     53.5%      55.4%       64.2%       51.5%       56.5%       56.9%
Operating income . . . . . . . . . . . . . . . . .    14,420     12,335       6,197      15,325       6,309       3,420
       Percent of sales. . . . . . . . . . . . . .     20.4%      18.3%       10.1%       23.1%       18.9%       15.7%
Net income . . . . . . . . . . . . . . . . . . . .     9,357      8,002       3,356       9,334       4,049       2,041
       Percent of sales. . . . . . . . . . . . . .     13.3%      11.9%        5.5%       14.1%       12.1%        9.4%
Net income per share . . . . . . . . . . . . . . . $    1.08   $   0.90   $    0.39   $    1.08   $    0.48   $    0.29
Weighted average
       shares outstanding. . . . . . . . . . . . .     8,660      8,899       8,611       8,660      8,438        6,930

BALANCE SHEET DATA
Cash and security investments. . . . . . . . . . . $  20,064   $ 21,039   $  12,062   $   6,981   $   6,858   $   8,950
Working capital. . . . . . . . . . . . . . . . . .    41,187     42,512      34,344      30,434      22,076      18,013
Total assets . . . . . . . . . . . . . . . . . . .    59,841     60,737      52,708      50,185      34,551      22,300
Long-term debt . . . . . . . . . . . . . . . . . .       333      1,468       1,800       1,603       2,016          30
Shareholder's equity . . . . . . . . . . . . . . .    53,657     53,079      45,000      41,355      27,265      20,105

OTHER INFORMATION
Cash flow from operations. . . . . . . . . . . . . $  13,885   $ 11,456   $   8,655   $   2,311   $   2,910   $     923
Cash flow from operations per share. . . . . . . .      1.60       1.29        1.01        0.27        0.34        0.13
Book value per share . . . . . . . . . . . . . . . $    6.53   $   6.12   $    5.25   $    4.87   $    3.34   $    2.57
Common stock outstanding . . . . . . . . . . . . .     8,220      8,669       8,570       8,500       8,174       7,836




                       QUARTERLY FINANCIAL DATA (UNAUDITED)
                                   EMPI, INC.

YEAR ENDED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            FIRST      SECOND       THIRD        FOURTH
------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1996
Net sales . . . . . . . . . . . . . . . . . . . .            $  16,892   $  16,937  $  17,758     $  19,043
Operating income. . . . . . . . . . . . . . . . .                3,123       3,292      3,640         4,365
Net income. . . . . . . . . . . . . . . . . . . .                2,237       2,173      2,392         2,555
Net income per share. . . . . . . . . . . . . . .                 0.25        0.25       0.28          0.30

DECEMBER 31, 1995
Net sales . . . . . . . . . . . . . . . . . . . .            $  16,524   $  16,274  $  17,273     $  17,271
Operating income. . . . . . . . . . . . . . . . .                2,695       2,985      3,266         3,389
Net income. . . . . . . . . . . . . . . . . . . .                1,708       1,939      2,124         2,231
Net income per share. . . . . . . . . . . . . . .                 0.20        0.22       0.24          0.24


ALL SHARE AND PER SHARE DATA HAVE BEEN RESTATED TO REFLECT A 3-FOR-2 STOCK SPLIT, EFFECTIVE AUGUST 1991, AND A 2-FOR-1 STOCK SPLIT, EFFECTIVE JUNE 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items reflected in the financial statements as a percent of sales:

PERCENT OF SALES

                                                YEAR ENDED DECEMBER 31
                                         1996             1995             1994
-------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . .      100.0%           100.0%          100.0%
Cost of sales. . . . . . . . . . .        26.1             26.3            25.7
Gross profit . . . . . . . . . . .        73.9             73.7            74.3
Selling, general and
     administrative. . . . . . . .        48.6             50.3            58.6
Research and development . . . . .         4.9              5.1             5.6
Operating income . . . . . . . . .        20.4             18.3            10.1
Other income (expense) net . . . .         1.2              1.2            (.1)
Income before taxes. . . . . . . .        21.6             19.5            10.0
Income tax provision . . . . . . .         8.3              7.6             4.5
Net income . . . . . . . . . . . .        13.3             11.9             5.5
                                    -------------------------------------------
                                    -------------------------------------------

GENERAL

Empi, Inc., the "Company," meets the needs of the rehabilitation, orthopedic and incontinence treatment medical markets through the development, manufacturing and marketing of innovative, cost effective, biomedical products and services to continuously improve the quality of life for patients with functional disabilities.

Currently, the Company has four main product groups: electrotherapy, iontophoretic drug delivery, orthotic/OEM and incontinence treatment.

The Company's electrotherapy rehabilitation products include: TENS (transcutaneous electrical nerve stimulation) devices for the treatment of chronic and acute pain, NMES (neuromuscular electrical stimulation) devices for restoring muscle tone and mobility, and related TENS and NMES accessories. These devices work by delivering carefully programmed, low-voltage pulses of electrical energy.

During the past four years, the Company has broadened and enhanced its product lines through a number of collaborations with other companies, as well as the introduction of new, internally developed products.

In 1992, the Company developed a proprietary iontophoretic drug delivery system, Dupel-Registered Trademark-, that can deliver local anesthesia and anti-inflammatory medications non-invasively through the skin. The iontophoretic drug delivery product line was expanded by the introduction of Relion-TM- in the first quarter of 1997, for use in the veterinary market.

In 1995, the Company developed a line of orthotic products, the Advance Dynamic ROM orthoses, which are used to correct range of motion limitations resulting from surgery or immobilization following an injury. The current year brought an expansion of the Advance product line with orthoses for amputee patients.

Also in 1995, through the establishment of cooperative marketing agreements, the Company began distributing PRONEX-Registered Trademark-, an orthotic device used for cervical traction, and the Total Gym line of exercise systems, as well as a full line of catalog products for both physical therapy clinics and home health care. In 1996, the Protonics orthosis for functional knee rehabilitation was introduced into the Company's orthoses product line as a distributed product.

The Company's premier product for the treatment of incontinence is the Innova-Registered Trademark- PFS (pelvic floor stimulation) system, introduced in 1992. Innova PFS treats urinary incontinence using a proprietary vaginal electrode that is programmed to cause contractions, thereby strengthening pelvic floor muscles. The Company diversified its incontinence product line in 1993 by manufacturing and marketing the Innova sEMG (surface electromyography) system for teaching proper pelvic floor muscle movement and control. In 1996, the Company introduced a proprietary rectal electrode for use with the Innova PFS system to treat both female and male incontinence.

The Company currently serves more than 12,000 physical therapy facilities and has a network for direct billing to insurance claims offices, Medicare carriers, HMOs and other managed health care programs. The Company benefits from this direct link to both patients and third-party payors, and considers its direct sales force, patient follow-up and insurance billing system to be distinct competitive advantages. An additional link to third-party payors was added in 1994 with the creation of a specialized sales force that calls on managed care organizations and third-party payors. These national account managers address coverage and reimbursement issues and seek to establish purchase contracts for the Company's products. At the end of 1996, the Company had seven national account managers.

RESULTS OF OPERATIONS

SALES

The Company achieved record net sales for 1996. Net sales grew by 5 percent over the prior year to $70.6 million. Electrotherapy sales accounted for 69 percent of total sales and increased by 5 percent over 1995 levels. Electrotherapy pricing generally remained consistent from 1995 to 1996 in the Company's retail and wholesale rehabilitation markets. Drug delivery product sales increased by 3 percent over the prior year, with increased volumes partially offset by lower prices resulting from increased competition. Orthotics/OEM product sales grew by 7 percent over 1995 levels and were enhanced by the September 1996 introduction of Protonics. Incontinence sales for 1996 increased 26 percent from a relatively small sales base in 1995.

As of year end 1996, the Company had approximately 115 sales representatives selling products domestically on a retail basis. International sales, as a percentage of total sales, were 5 percent in 1996 and 6 percent in 1995. The majority of international sales are generated through distribution agreements with retailers located in Germany, Canada, and Spain. During 1995, the Company closed its Canadian sales office. All Canadian sales are now being handled by one master distributor located in Quebec.

The Company's 1995 sales increased by 10 percent to $67.3 million from $61.3 million in 1994. Sales of the Company's electrotherapy products and related accessories increased 2 percent, from $45.4 million to $46.1 million. The iontophoresis product line sales increased 21 percent in 1995 compared with 1994. The product line with the strongest relative sales growth was the orthotic/OEM product line, with a 106 percent increase in 1995 over 1994. Sales in 1995 of the incontinence product line increased 5 percent as compared with 1994. The Company's sales increase in 1995 was primarily attributable to the growth of the Company's newer rehabilitation products. The Dupel, Advance Dynamic ROM and PRONEX products accounted for most of the dollar gains in sales. While incontinence sales increased slightly from prior year levels, lack of consistent reimbursement continued to adversely impact growth of the Company's incontinence product line.

GROSS PROFIT

Gross profit as a percentage of sales was 73.9 percent in 1996, compared with
73.7 percent in 1995. Continued manufacturing efficiency improvements were partially offset by reduced margins on iontophoretic drug delivery products caused by pricing pressures. Lower-margin wholesale sales were 9 percent of total sales for 1996, compared with 11 percent for 1995.

Gross profit for 1995 was 73.7 percent of sales, compared with 74.3 percent for 1994. The primary contributors to the lower gross profit percentage for 1995 were higher manufacturing and distribution costs related to the increase in the volume of products shipped.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $34.3 million, or 48.6 percent of sales, for 1996, versus $33.9 million, or 50.3 percent of sales, in 1995. This improvement resulted from the Company's continued expense control programs, including the consolidation of two corporate locations and reductions in incentive compensation and administrative expenses.

Selling, general and administrative expenses, stated as a percentage of sales for 1995 and 1994, were 50.3 percent and 58.6 percent, respectively. Selling, general and administrative expenses for 1995 totaled $33.9 million, compared with $35.9 million in 1994. In 1994, the Company incurred one-time charges for a write-down of goodwill, an incremental increase in its bad debt provision and costs associated with a reduction in its work force. After adjusting for 1994's one-time charges, total selling, general and administrative spending in 1995 was flat compared with 1994.

RESEARCH AND DEVELOPMENT

Research and development expenses increased slightly to $3.5 million in 1996 from $3.4 million in 1995, or 4.9 percent of 1996 sales as compared with 5.1
percent of 1995 sales.   The Company's 1996 research and development efforts
were focused on developing next-generation electrotherapy devices, expanding the orthotics product line, designing new incontinence treatment products and developing iontophoretic drug delivery system applications for new markets.

Research and development expenses were $3.4 million for both 1995 and 1994. Stated as a percentage of sales, research and development expenses for 1995 were
5.1 percent, compared with 5.6 percent for 1994. The Company's research and development expenses in 1995 were spread relatively evenly among the electrotherapy, orthotic and iontophoretic drug delivery product groups, with slightly higher expenditures for incontinence treatment products and other new product research and development.

OTHER INCOME AND EXPENSES

Interest income was $1.0 million in 1996, up from $798,000 in 1995. The higher interest income is the result of the Company's strengthened cash position. Interest expense for 1996 was $69,000, versus $114,000 in 1995. The primary contributor to interest expense was an interest-bearing note issued to partially finance the Company's 1992 acquisition of Nortech, a division of Medtronic, Inc. In the third quarter of 1996, the Company repaid the remaining debt and retired the note. In the first quarter of 1996, the Company recorded a one-time gain in excess of $200,000 from the settlement of a trade dress infringement lawsuit, and in the fourth quarter of 1996 recorded $378,000 in non-recurring expenses relating to the Company's relocation to a new corporate facility.

In 1995, other income included a one-time gain of $42,000 from the sale of its UROFITNESS-TM- CENTER, and a one-time gain of $70,000 on the sale of MedAmicus, Inc. common stock. Interest income was $798,000 in 1995, compared with $311,000 in 1994. Interest expense was $114,000 in 1995 and $168,000 in 1994.

NET INCOME

Net income in 1996 improved to $9.4 million, an increase of $1.4 million, or 17 percent. The improvement resulted from higher sales levels, combined with strong expense controls. As a result of the higher net income and the Company's stock buyback program, 1996 earnings per share increased from $.90 to $1.08, reflecting a 20 percent increase over 1995. Earnings per share in 1996 increased by approximately $.02 per share as a result of the stock buyback program. Net income in 1995 was $8.0 million, compared with $3.4 million in 1994. Higher sales, combined with relatively flat spending and no major one-time charges, in addition to the improvement in other income, were the main reasons for the increase in net income for 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains very strong. Cash and security investments were $20.1 million as of December 31, 1996, a decrease of approximately $1.0 million from the year ended December 31, 1995. Due to its strong cash position, the Company decided to cancel its $7.0 million line of credit in 1995. The Board of Directors approved a $4.0 million stock buyback program commencing in 1995. During 1996, the Board of Directors authorized an additional $10.0 million to buy back and retire shares. Some of the shares repurchased under the program will be used to cover stock issuances in connection with the Company's stock option and stock purchase plans. The Company bought back and retired 778,000 warrants and shares of common stock at a total cost of $9.9 million during 1996. During 1995, the Company bought back and retired 62,000 shares of common stock at a total cost of $1.2 million. The Company intends to continue its stock repurchase program in 1997. As of December 31, 1996, the Company's working capital was $41.1 million and its current ratio was 8.0 to 1.0. Cash flows generated from operations were $13.9 million in 1996, $11.5 million in 1995, and $8.7 million in 1994.

Accounts receivable remained relatively flat on a 5 percent sales increase, reflecting sound collection efforts in 1996. Inventories decreased approximately $1.0 million, or 11 percent, in 1996. Lower raw material balances accounted for the majority of the inventory reduction. Expenditures for property, plant, and equipment were $4.1 million in 1996, up 121 percent over 1995 expenditures. Leasehold improvements and other equipment purchases related to the move to the new corporate facility accounted for approximately $2.5 million of 1996's capital outlays. The Company believes its cash and cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet the Company's currently projected needs for working capital and capital requirements for the foreseeable future.

OUTLOOK

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. Investors are cautioned that such forward-looking statements involve risks and uncertainties, which are described below.

The Company's goals are: (i) to expand medical device offerings by bringing additional products to its existing markets; (ii) to take its existing technology to markets currently not served by the Company; and (iii) to evaluate entering other markets not currently served by the Company with new or existing technologies. These objectives will be pursued through internal development efforts or through acquisition of technology, products, or entities, depending upon Company resources and the availability of acquisition opportunities. The Company's efforts will also be focused on maintaining its position as a leader in the rehabilitation medical device market. As the Company's future sales growth depends upon its ability to continually offer new products acceptable to the marketplace, any inability of the Company to develop new products internally, or to acquire technology or distribution rights from other product manufacturers, could have a material and adverse impact on future sales.

The Company will continue to seek to diversify its product offerings and to enter into new markets. However, markets for the Company's current and future products are highly competitive and subject to continuing technological change and development. Some of the Company's products also compete against drugs, therapies, surgical procedures or new medical devices that may result from future technological or medical advances. Future sales growth will depend to some degree upon the ability of the Company to continue to successfully market its current and future products in this competitive environment. In addition, the Company's products are regulated under the federal Food, Drug and Cosmetic Act, and the Company is required to secure clearance from the U.S. Food and Drug Administration (FDA) prior to marketing new products. Lack of clearance or delays in securing clearance could negatively impact sales of new products.

The Company continues to develop a broader market acceptance of its incontinence treatment products, the Innova PFS and Innova sEMG systems. To date, the Company has been unable to secure reimbursement approval from Medicare for its Innova PFS system, and there is no assurance that such approval will be obtained. The Company believes that significant sales growth for these products is dependent upon obtaining Medicare reimbursement approval. If the Company is unable to generate significant sales of Innova PFS, its future sales growth would be materially and adversely affected.

More than 68 percent of the Company's sales are derived from its electrotherapy product lines, which are used by patients and reimbursed by Medicare carriers, workers' compensation programs, managed care and private insurance payors.
While the Company's electrotherapy product sales increased 5 percent in 1996, it anticipates continued pressure from regulatory agencies and insurance companies to reduce reimbursement for electrotherapy products. This pressure will make it difficult for the Company to continue to increase sales of its electrotherapy products in 1997. Any change in reimbursement policies or payment levels could adversely affect the Company's revenues.

The Company's primary financial goal in 1997 is to increase its revenue growth rate while continuing to enhance profitability. To accomplish this goal, the Company will focus on its mission: the development, licensing or distribution of non-invasive, biomedical products that provide the best medical value, combining cost effectiveness and therapeutic outcomes. If the Company is not successful in the development, licensing or distribution of such devices, its financial goals likely will not be met.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to List of Financial Statements and Financial Statement Schedule, along with such financial statements, immediately following the signature pages of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
         DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding the Company's directors included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 under the caption "Election of Directors" is incorporated herein by reference.

The information required by Item 10 regarding the Company's executive officers is set forth in Part I of this report.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 under the caption "Compliance with Section 16 (a) of the Exchange Act" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The information required by Item 12 regarding voting securities and principal holders thereof included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 under the caption "Principal Shareholders and Management Ownership" is incorporated herein by reference 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 under the caption "Certain Transactions" is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) AND (2)  --  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    See Index to Consolidated Financial Statements and Schedules, which begins on Page F-1 immediately following the signature pages to this report.

    (3)  --  Exhibits.

    (3.1)      Restated Articles of Incorporation, as amended.

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

    (10.1) Employment agreement with Donald D. Maurer, dated May 1, 1993 has been filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.2) Empi, Inc. 1987 Stock Option Plan together with Forms of incentive and non-qualified option agreements has been filed as
               Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.3)     Amendment to Empi, Inc. 1987 Stock Option Plan has been filed as
               Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.4) Amendment to Empi, Inc. 1987 Stock Option Plan dated December 22, 1992 has been filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.5) Amendment to Empi, Inc. 1987 Stock Option Plan dated February 9, 1995, has been filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by reference pursuant Rule 12b-32.*

    (10.6)     Empi, Inc. 1992 Employee Stock Purchase Plan has been filed as
               Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.7) Employment agreement with Joseph E. Laptewicz, dated October 1, 1994 has been filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.8) Lease dated July 14, 1996, between the Company and Cardigan Investments, a limited Partnership covering office/light manufacturing space in Shoreview, Minnesota has been filed as
               Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, and is included herein by reference pursuant to Rule 12b-32.

    (10.9)     Empi, Inc. 1997 Employee Stock Purchase Plan.

    (11)       Statement re:  computation of per share earnings.

ITEM 14.  --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K - CONTINUED


    (21)       A list of Subsidiaries of the Company has been filed as
               Exhibit 21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

    (23)       Consent of Independent Auditors.

    (24)       Power of Attorney for Joseph E. Laptewicz Jr., Donald D.
               Maurer, Warren S. West, Scott R. Anderson, Harold G. Olson and Everett F. Carter. (Included on signature page of this report.)

    (27)       Financial Data Schedule (Filed only in electronic format.)


* Management contract or compensatory plan.


(B) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended
    December 31, 1996.

(C) EXHIBITS

    The response to this portion of Item 14 (a) (3) is submitted as a separate section of this Report.

(D) FINANCIAL STATEMENT SCHEDULE

    See Index to Consolidated Financial Statements and Financial Statement Schedule which begins on Page F-1 immediately following the signature pages of this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EMPI, INC.

March 26, 1997            By
                                           /s/ Joseph E. Laptewicz Jr.
                                           ----------------------------------
                                           Joseph E. Laptewicz Jr., President
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              (Power of Attorney)

Each person whose signature appears below constitutes and appoints Donald D. Maurer and Joseph E. Laptewicz Jr. as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

March 26, 1997
                                           /s/ Joseph E. Laptewicz Jr.
                                           ----------------------------------
                                           Joseph E. Laptewicz Jr., President,
                                           Chief Executive Officer and
                                           Director (Principal Executive
                                           Officer) and Acting Chief Financial
                                           Officer

March 26, 1997
                                           /s/ Donald D. Maurer
                                           ----------------------------------
                                           Donald D. Maurer, Chairman and Chief
                                           Scientific Officer

March 26, 1997
                                           /s/ Scott R. Anderson
                                           ___________________________________
                                           Scott R. Anderson, Director

March 26, 1997
                                           /s/ Warren S. West
                                           ___________________________________
                                           Warren S. West, Director

March 26, 1997

                                           ___________________________________
                                           Kenneth F. Tempero, Director

March 26, 1997
                                           /s/ Harold G. Olson
                                           ___________________________________
                                           Harold G. Olson, Director

March 26, 1997
                                           /s/ Everett F. Carter
                                           ___________________________________
                                           Everett F. Carter, Director

                            ANNUAL REPORT ON FORM 10-K



             ITEM 8, ITEM  14 (a)  (1)  AND  (2),  AND  ITEM  14 (d)

                           LIST OF FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS
                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996



                                  EMPI, INC.

                             ST. PAUL, MINNESOTA

                    CONSOLIDATED FINANCIAL STATEMENTS

                                  EMPI, INC.

                  YEARS ENDED DECEMBER 31, 1996 AND 1995

FORM 10-K -- ITEM  14 (a)  (1)  and  (2)

                                  EMPI, INC.

              INDEX TO LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE


1.  FINANCIAL STATEMENTS                                              PAGE
                                                                      ----

       Report of Independent Auditors................................. F-4

       Consolidated Balance Sheets -- December 31, 1996 and 1995...... F-5

       Consolidated Statements of Operations -- Years ended
         December 31, 1996, 1995 and 1994............................. F-6

       Consolidated Statements of Shareholders' Equity -- Years ended
         December 31, 1996, 1995 and 1994............................. F-7

       Consolidated Statements of Cash Flows -- Years ended
         December 31, 1996, 1995 and 1994............................. F-8

       Notes to Consolidated Financial Statements --
         December 31, 1996............................................ F-9


2.  FINANCIAL STATEMENT SCHEDULE

       Schedule II -- Valuation and Qualifying Accounts...............F-14


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Empi, Inc.

We have audited the accompanying consolidated balance sheets of Empi, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empi, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 30, 1997

EMPI, INC. CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                   1996          1995
------------------------------------------------------------------------------


ASSETS
Current assets:
  Cash and cash equivalents                            $  2,849      $  5,949
  Short-term investments                                 15,216        13,090
  Accounts receivable, less allowances
    $5,062--1996;  $5,966--1995                          15,944        15,846
  Inventories                                             7,320         8,269
  Deferred income taxes                                   5,002         4,842
  Other                                                     707           706
                                                   -----------------------------
       Total current assets                              47,038        48,702

Equipment and improvements:
  Equipment                                              10,995        10,144
  Furniture and fixtures                                  1,630         1,147
  Leasehold improvements                                  3,287         1,187
                                                   -----------------------------
                                                         15,912        12,478
  Less accumulated depreciation and amortization          8,822         7,349
                                                   -----------------------------
                                                          7,090         5,129
Other assets                                              3,714         4,906
Long-term investments                                     1,999         2,000
                                                   -----------------------------
Total assets                                            $59,841       $60,737
                                                   -----------------------------
                                                   -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  2,455      $  1,924
  Employee compensation                                   1,792         1,955
  Commissions payable                                       596           747
  Current portion of long-term debt                         287           676
  Income taxes                                              386           634
  Other                                                     335           254
                                                   -----------------------------
          Total current liabilities                       5,851         6,190

Long-term debt, less current portion                        333         1,468

Shareholders' equity:
  Common stock, no par value:
     Authorized shares - 25,000,000
     Issued and outstanding shares - 8,219,940 in 1996
       and 8,668,659 in 1995                             15,331        24,110
  Retained earnings                                      38,326        28,969
                                                   -----------------------------
          Total shareholders' equity                     53,657        53,079
                                                   -----------------------------
Total liabilities and shareholders' equity              $59,841       $60,737
                                                   -----------------------------
                                                   -----------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    YEAR ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)          1996         1995         1994
-------------------------------------------------------------------------------


Net sales                                     $70,630      $67,342      $61,304
Cost of goods sold                             18,459       17,688       15,730
                                          -------------------------------------
  Gross profit                                 52,171       49,654       45,574

Operating expenses:
  Selling, general and administrative          34,275       33,895       35,945
  Research and development                      3,476        3,424        3,432
                                          -------------------------------------
                                               37,751       37,319       39,377
                                          -------------------------------------
  Income from operations                       14,420       12,335        6,197
Other income (expense), net                       795          783          (38)
                                          -------------------------------------
  Income before income taxes                   15,215       13,118        6,159
Income tax expense                              5,858        5,116        2,803
                                          -------------------------------------
  Net income                                 $  9,357     $  8,002     $  3,356
                                          -------------------------------------
                                          -------------------------------------
Net income per common and common
  equivalent share                            $  1.08       $  .90       $  .39
                                          -------------------------------------
                                          -------------------------------------
Weighted average common and common
  equivalent shares outstanding during
  the year                                      8,660        8,899        8,611
                                          -------------------------------------
                                          -------------------------------------

SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  COMMON STOCK      RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)            SHARES    AMOUNT    EARNINGS
--------------------------------------------------------------------------------
Balance January 1, 1994                      8,500,443  $  23,744  $  17,611
  Exercise of stock options and warrants        48,525         90          -
  Tax benefits of stock options                      -        (21)         -
  Employee stock purchase plan                  21,403        220          -
  Net income                                         -          -      3,356
                                           -------------------------------------

Balance December 31, 1994                    8,570,371     24,033     20,967
  Exercise of stock options and warrants        57,025        470          -
  Tax benefits of stock options                      -        105          -
  Employee stock purchase plan                 103,263        722          -
  Purchase and retirement of stock             (62,000)    (1,220)         -
  Net income                                         -          -      8,002
                                           -------------------------------------

Balance December 31, 1995                    8,668,659     24,110     28,969
   Exercise of stock options and warrants       60,384        411          -
  Tax benefits of stock options                      -        311          -
  Employee stock purchase plan                  18,897        359          -
  Purchase and retirement of stock            (528,000)    (8,160)         -
  Purchase and retirement of warrant rights          -     (1,700)         -
  Net income                                         -          -      9,357
                                           -------------------------------------

Balance December 31, 1996                    8,219,940  $  15,331  $  38,326
                                           -------------------------------------
                                           -------------------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                1996        1995        1994
-------------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income                                     $  9,357    $  8,002    $  3,356
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Permanent impairment of investments                 -           -         170
  Depreciation and amortization                   3,506       3,512       4,020
  Provision for deferred income taxes              (160)       (566)     (1,729)
  Gain on sale of long-term investments               -         (70)          -
  Loss on sale of equipment                         101          56           4
  Provision for loss on accounts receivable       2,216       2,565       4,395
  Changes in operating assets and liabilities:
    Accounts receivable                          (2,314)     (1,586)        578
    Inventories                                     949        (782)    (1,344)
    Other                                           (50)         25        (348)
    Accounts payable and accrued expenses           217         145        (514)
    Income taxes payable                             63         155          67
                                               ---------------------------------
      Net cash provided by operating activities  13,885      11,456       8,655

INVESTING ACTIVITIES
Maturities of short-term investments             14,624       2,100       2,497
Purchase of short-term investments              (16,750)     (9,881)     (7,306)
Maturities of long-term investments               3,000       1,080           -
Purchase of long-term investments                (2,999)     (1,909)     (1,021)
Additions to other assets                          (233)       (115)       (450)
Acquisition of Nortech                                -           -      (1,115)
Purchase of equipment and improvements           (4,123)     (1,864)     (1,744)
Proceeds from sale of equipment                     110          79           8
                                               ---------------------------------
      Net cash used in investing activities      (6,371)    (10,510)     (9,131)

FINANCING ACTIVITIES
Payments on long-term debt                       (1,524)       (619)       (413)
Purchase and retirement of common stock
  and warrant rights                             (9,860)     (1,220)          -
Proceeds from exercise of common stock options      770       1,190         310
                                               ---------------------------------
      Net cash used in financing activities     (10,614)       (649)       (103)
                                               ---------------------------------
      Net increase (decrease) in cash and
        cash equivalents                         (3,100)        297        (579)
Cash and cash equivalents at beginning of year    5,949       5,652       6,231
                                               ---------------------------------
      Cash and cash equivalents at end of year $  2,849    $  5,949     $ 5,652
                                               ---------------------------------
                                               ---------------------------------


SEE ACCOMPANYING NOTES

EMPI, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 .
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company develops, manufactures and distributes non-invasive biomedical devices and accessories for applications in the rehabilitation, orthopedic and incontinence markets. The primary market for the company's products is in the United States. The Company also does a small percentage of business in Canada, Europe and the Far East.

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

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated on the basis of cost. Depreciation and amortization of equipment and improvements are computed on the straight-line method for book purposes (accelerated methods for income tax purposes) over estimated useful lives of 25 years for building improvements, seven to eight years for furniture and fixtures, five years for equipment, and three years for computers.

OTHER ASSETS

Other assets consist primarily of intangible assets including goodwill of $2,820,000, a $3,000,000 non-compete agreement with Medtronic, Inc., costs paid to wholesale distributors for territorial distribution rights and patent costs. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from four to seven years. Accumulated amortization was $5,887,000 and $4,333,000 at December 31, 1996 and 1995,
respectively. The Company reduced the carrying amount of its goodwill by $700,000 at December 31, 1994, due to indicators of an impairment of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding plus common share equivalents resulting from dilutive stock options and warrants. Primary and fully diluted earnings per share are approximately the same.

NOTE 2. INVESTMENTS

Investments consist of the following:                      (IN THOUSANDS)

                              Cash              Short-       Long-
           Type            Equivalents          Term         Term         Total
--------------------------------------------------------------------------------
   DECEMBER 31, 1996
   Preferred stock       $      -             $  5,000   $      -       $  5,000
   Bonds                        -               10,216      1,999         12,215
   Other                    1,319                    -          -          1,319
                      ----------------------------------------------------------
                         $  1,319            $  15,216   $  1,999      $  18,534
                      ----------------------------------------------------------
                      ----------------------------------------------------------
   DECEMBER 31, 1995
   Preferred stock       $    500             $  6,000   $      -       $  6,500
   Bonds                        -                5,619      2,000          7,619
   Commercial paper           887                1,000          -          1,887
   Other                      882                  471          -          1,353
                      ----------------------------------------------------------
                         $  2,269            $  13,090   $  2,000      $  17,359
                      ----------------------------------------------------------
                      ----------------------------------------------------------

At December 31, 1996 and 1995, the cost of investments approximated market value. During 1994, the Company recognized a loss of $170,000 due to a decline in the value of an equity security deemed to be other than temporary. The security was sold in 1995 and a gain of $70,000 was recognized.

Interest income included in other income was $1,039,000, $798,000, and $311,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 3. INVENTORIES

Inventories consist of the following:

                                                               December 31
(IN THOUSANDS)                                              1996         1995
--------------------------------------------------------------------------------
   Finished goods                                          $5,399      $5,873
   Work in process                                            678         632
   Raw materials                                            1,243       1,764
                                                        ------------------------
                                                           $7,320      $8,269
                                                        ------------------------
                                                        ------------------------

 Note 4. Borrowings

 Long-term borrowings consist of:
                                                               December 31
 (IN THOUSANDS)                                            1996        - 1995
--------------------------------------------------------------------------------
   Notes payable                                            $620       $2,144
   Less current maturities                                   287          676
                                                        ------------------------
                                                            $333       $1,468
                                                        ------------------------
                                                        ------------------------

On November 18, 1992, the Company issued a promissory note for $2 million in conjunction with the acquisition of the Nortech division of Medtronic, Inc. The note is repayable in five annual installments of $400,000, with the first payment occurring on November 11, 1994. The note bears interest at 7 percent with accrued interest payable semi-annually. In the event of default, the payor has the right to convert the remaining principal balance, along with accrued interest, into shares of the Company's Common Stock at $14.20 per share. On September 27, 1996, the Company paid to Medtronic, Inc. the remaining principal balance of this promissory note in addition to accrued interest.

Notes payable now includes $620,000 of debt issued in conjunction with dealer acquisitions and non-compete agreements.

Annual maturities of long-term debt are: 1997--$287,000, 1998--$266,000, and 1999--$67,000.

Total interest paid for the years ended December 31, 1996, 1995 and 1994 was $79,000, $121,000 and $168,000, respectively. Interest expense included in other income (expense) was $69,000, $114,000 and $168,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 5. INCOME TAXES

At December 31, 1996, the Company has a net operating loss carryforward of $1 million for income tax purposes, resulting from the Company's 1993 acquisition of Physical Health Devices, Inc., which will expire in the year 2007. The Company's ability to utilize the net operating loss carryforward will be subject to Internal Revenue Code Section 382 limitations. For financial reporting purposes, a valuation allowance of $332,000 and $382,000 at December 31, 1996 and 1995, respectively, has been recognized to offset the deferred tax asset related to the carryforward. If realized, the tax benefit for this item will reduce the goodwill related to the acquisition of Physical Health Devices, Inc.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

  (IN THOUSANDS)                                                   1996     1995
--------------------------------------------------------------------------------
  Deferred tax assets:
    Allowance for doubtful accounts                              $3,716  $3,829
    Net operating loss carryforward                                 332     382
    Amortization of non-compete agreement                           592     476
    Self-insurance medical accrual                                   74     105
    Vacation accrual                                                160     168
    Inventory                                                       257     239
    Other                                                           415     332
                                                               -----------------
    Total deferred tax assets                                     5,546   5,531
    Deferred tax liabilities                                       (165)   (255)
                                                               -----------------
    Net deferred tax assets                                       5,381   5,276
    Valuation allowance for deferred tax assets                    (379)   (434)
                                                               -----------------
                                                                 $5,002  $4,842
                                                               -----------------
                                                               -----------------

  (IN THOUSANDS)                                          1996     1995    1994
--------------------------------------------------------------------------------
  Current:
    Federal                                             $5,040   $4,811  $3,804
    State                                                  978      871     728
  Deferred:
    Federal                                               (118)    (504) (1,547)
    State                                                  (42)     (62)   (182)
                                                   -----------------------------
                                                        $5,858   $5,116  $2,803
                                                   -----------------------------
                                                   -----------------------------

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                          1996     1995    1994
                                                   -----------------------------
Statutory rate                                              34%      34%     34%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit                      4        4       5
Amortization of goodwill                                      .5      1       6
Other                                                        -        -       1
                                                   -----------------------------
Effective rate                                              38.5%    39%     46%
                                                   -----------------------------
                                                   -----------------------------

Total income taxes paid during the years ended December 31, 1996, 1995 and 1994 were $5,876,000, $5,469,000, and $4,485,000, respectively.

In 1996 and 1995, income tax benefits of $311,000 and $105,000, respectively, were allocated to stockholders' equity. Such benefits were attributable to employee stock option transactions.

NOTE 6.  STOCK OPTIONS

The Company has a qualified and nonqualified stock option plan for officers, key employees and non-employee directors. The options are granted at fair market value and are exercisable over periods up to 10 years from grant date in various increments. Shares reserved for issuance upon the exercise of warrants and options were 1,005,440 at December 31, 1996

At December 31, 1996 and 1995 options for 213,275 and 158,000 shares, respectively were exercisable.

Option activity in the stock option plan is summarized as follows:

                               Qualified    Non-Qualified       Weighted
                                Option         Option       Average Exercise
                                Shares         Shares            Price
-------------------------------------------------------------------------------

  Balance
    January 1, 1995             393,820       304,757
    Granted                      77,015        31,568           $  8.73
    Canceled/expired            (16,700)       (2,500)            21.21
    Exercised                   (42,025)      (15,000)             9.42
                            -------------------------------
  Balance
    December 31, 1995           412,110       318,825
    Granted                      77,104        26,846             21.36
    Canceled/expired            (96,013)      (30,806)            15.13
    Exercised                   (44,479)      (15,905)          $  6.82
                            -------------------------------
  Balance
    December 31, 1996           348,722   298,960

The Company also has an Employee Stock Purchase Plan. The Plan enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company's common stock at 85 percent of market value. At December 31, 1996, 300,000 shares are reserved for future employee purchases of stock under the Plan.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure-only provisions of SFAS 123 but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized no compensation expense in 1996, 1995 or 1994 under APB 25.

If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1996             1995
--------------------------------------------------------------------------------
Net income               As reported             $  9,357             $  8,002
                         Pro forma                  9,051                7,613


Earnings per share       As reported              $  1.08               $  .90
                         Pro forma                   1.05                  .86

Note: The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0%; expected
volatility of 61.44%; a risk free interest rate of    5.66% and an expected
holding period of 3.83 years. The weighted average values of the options granted are $10.47 and $4.48 for 1996 and 1995, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 7. CAPITAL STOCK

On May 11, 1994, the Board of Directors and shareholders authorized an additional 10,000,000 shares of common stock.

In 1996, the Company purchased and retired 250,000 warrant rights for $1.7 million which were originally issued in conjunction with the 1992 acquisition of the Nortech division of Medtronic, Inc.

NOTE 8. LEASES

The Company leases office space under noncancelable operating leases. These leases expire on various dates through 2006.

Future minimum payments under all lease arrangements subsequent to 1996 are:
1997--$567,000, 1998--$564,000, 1999--$564,000, 2000--$564,000,
2001--$564,000, and thereafter--$2,706,000.

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $660,000, $526,000, and $552,000, respectively.

NOTE 9. RETIREMENT PLAN

The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 10% of their income on a pre-tax basis through contributions to the Plan. For every dollar the employee contributes up to 6% of their income, the Company will contribute $.50. In 1996, 1995 and 1994, the Company's matching contribution was $404,000, $421,000 and $377,000, respectively.

EMPI, INC. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------
Col. A                     Col. B                  Col. C                        Col. D           Col. E
------------------------------------------------------------------------------------------------------------
                                                 Additions
                                          -----------------------
                                           (1)                (2)                  (3)

                                                         Charged to Other
                         Beginning Of  Charged to Costs     Accounts --       Deductions --   Balance at End
Description                Period        and Expenses        Describe           Describe         of Period
------------------------------------------------------------------------------------------------------------
  Year ended
    December 31, 1996:
    Allowance for
    doubtful accounts    $  5,966      $  2,416           $   -0-            $  3,320          $  5,062

    Inventory reserve       2,757           766               -0-                 754             2,769
                         --------      --------           -------             --------          --------

  Total                  $  8,723      $  3,182           $   -0-            $  4,074          $  7,831
                         --------      --------           -------             --------          --------
                         --------      --------           -------             --------          --------

  Year ended
    December 31, 1995:
    Allowance for
    doubtful accounts    $  7,684      $  2,565           $   -0-            $  4,283          $  5,966

    Inventory reserve    $  2,490           875               -0-                 608             2,757
                         --------      --------           -------             --------          --------

  Total                  $ 10,174      $  3,440           $   -0-            $  4,891          $  8,723
                         --------      --------           -------             --------          --------
                         --------      --------           -------             --------          --------

  Year ended
   December 31, 1994:
   Allowance for
   doubtful accounts     $  5,289      $  4,395           $   -0-            $  2,000          $  7,684

    Inventory reserve       2,593           555               -0-                 658             2,490
                         --------      --------           -------             --------          --------

  Total                  $  7,882      $  4,950           $   -0-            $  2,658           $10,174
                         --------      --------           -------             --------          --------
                         --------      --------           -------             --------          --------

(1) Provisions for write-off of uncollectable receivables and inventory adjustments.

(2) Represents reserves related to acquisitions.

(3) Represents write-offs of doubtful accounts, net of recoveries, and write-offs and disposals of inventory.