Form 10-Q
period 1997-03-31
EMPI INC
filed 1997-05-12
CIK 317032

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

              For Quarter Ended         March 31, 1997
                                ------------------------------
                Commission File Number  0-9387
                                       -------------------
                                    Empi, Inc.
                                  --------------
               (Exact name of registrant as specified in its charter)


          Minnesota                                      41-1310335
 -------------------------------                    --------------------
 (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                    identification no.)


       599 Cardigan Road
      St. Paul, Minnesota                                 55126-4099
 -------------------------------                    --------------------
    (Address of principal                                (Zip code)
      executive offices)

Registrant's telephone number, including area code  (612)  415-9000
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /


8,068,389 shares of common stock were outstanding as of May 7, 1997.

                        PART I  - -  FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE

Empi, Inc.'s ("Empi" or the "Company") total revenue for the 1997 first quarter equaled $18.0 million compared to 1996 first quarter revenue of $16.9 million, an increase of 7 percent. The 7 percent increase in revenue was primarily driven by a 10 percent improvement in volume and a 3 percent reduction in average selling prices. Electrotherapy revenues accounted for approximately 67 percent and 69 percent of total revenues for the first quarters of 1997 and 1996, respectively. The Company achieved revenue growth of 3 percent within the electrotherapy product group, 11 percent growth within the iontophoretic drug delivery group, and 28 percent growth within its orthotics product group. The incontinence product group recorded a 6 percent reduction in revenue compared to the same period last year due to fewer sEMG systems being sold. International sales for the first quarter, as a percentage of total revenue, slipped to 5 percent compared to 6 percent for the same period last year.

GROSS PROFIT

Gross profit for the 1997 first quarter was $13.3 million compared to $12.5 million for the 1996 first quarter, an increase of 6 percent. Gross profit as a percentage of revenue for the first quarters of 1997 and 1996 was 74 percent. Low inflationary costs for labor and supplies were offset by improved production processes and cost reduction efforts within manufacturing. The Company anticipates that gross profit, as a percentage of revenue, will remain near its current level due to price erosion and product mix issues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter were $8.6 million in both 1997 and 1996. Stated as a percentage of revenue, selling, general and administrative expenses were 48 percent in the first quarter of 1997 and 51 percent in the first quarter of 1996. Selling expenses were up 5 percent, which was driven by higher commission expenses and increased staffing related costs within the national accounts group. General and administrative expenses were down 7 percent due to a decrease in controllable expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses were $969,000 in the first quarter of 1997 compared to $792,000 in the first quarter of 1996. Stated as a percentage of revenue, research and development costs were 5 percent for first quarter 1997 and 1996. Research and development spending continues to be driven by activities related to developing new products, next-generation products, continuation engineering, and by clinical and regulatory spending.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)

OTHER INCOME AND EXPENSES

Interest income for the first quarter of 1997 was $233,000 compared to $301,000 in first quarter of 1996. The decrease in interest income was attributable to the Company's lower cash position, which has been reduced due to Empi's stock buy-back program. Since all interest bearing debt was retired in late 1996, Empi recorded zero interest expense for the first quarter of 1997 compared to $21,000 for the first quarter of 1996. The major impetus behind reporting lower other income and expenses for the first quarter of 1997, as compared to the same period of 1996, was a one-time payment to Empi in excess of $200,000 for a trade dress settlement that was recorded in the first quarter of 1996.

NET INCOME

Net income for the first quarter of 1997 was $2.4 million compared to $2.2 million for the first quarter of 1996, an increase of 8 percent. The primary reasons for the improvement in net income were revenue growth of 7 percent, a consistent gross margin percentage, and an overall operating expense growth rate of 3 percent. The effective tax rate for each of the first quarters of 1997 and 1996 was 38.5 percent.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's cash, cash equivalents and short-term investments were approximately $17.5 million at March 31, 1997, which reflects a decrease of $600,000 from year-end 1996. During the first quarter of 1997 Empi continued to repurchase and retire shares of the Company's common stock. A total of 148,500 shares were repurchased in the first quarter of 1997 at a total cost of approximately $3.0 million. In April 1997, the Board of Directors authorized the expenditure of an additional $7.5 million to continue to repurchase the Company's shares on the open market. Empi's working capital at March 31, 1997 was $53.9 million, a decrease of approximately $100,000 compared to December 31, 1996. The current ratio at the end of the first quarter was 8.7 to 1. The Company believes its cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet its working capital requirements for the immediate and foreseeable future.

Certain statements in this Form 10-Q are forward looking and actual results may differ from expectations. Any forward-looking statements contained in this Management's Discussion and Analysis section should be read in conjunction with the "cautionary statements" contained in Part I, Item 1 of the Company's 1996 Form 10-K.

                           PART II  -  -  OTHER INFORMATION

Item 5.   OTHER INFORMATION
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description
          ----------          -----------
              (11)       Statement re:  computation of
                         per share earnings

              (27) Financial Data Schedule (filed only in electronic format)

     (b) No report on Form 8-K has been filed during the quarter ended March 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             Empi, Inc.


May 9, 1997                   By    /s/ Joseph E. Laptewicz, Jr.
                                 -------------------------------------
                                      Joseph E. Laptewicz, Jr.
                                 President and Chief Executive Officer
                                   (Principal Executive Officer) and
                                     Acting Chief Financial Officer

                           QUARTERLY REPORT ON FORM 10 - Q

                                 PART I  -  ITEM 1

                  LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        AND
                       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           THREE MONTHS ENDED MARCH 31, 1997



                                      EMPI, INC.

                                  ST. PAUL, MINNESOTA

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.


       Condensed Consolidated Balance Sheets - - March 31, 1997 and
            December 31, 1996,


       Condensed Consolidated Statements of Operations - - Three months ended
            March 31, 1997 and 1996,


       Condensed Consolidated Statements of Cash Flows - - Three months ended
            March 31, 1997 and 1996.

       Notes to Condensed Consolidated Financial Statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
                                                    March 31        December 31
                                                      1997             1996
                                                      ----             ----
                                                   (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $  2,184           $  2,849
     Short-term investments                           15,272             15,216
     Accounts receivable, less allowances             16,103             15,944
     Inventories - Note B                              7,852              7,320
     Deferred income taxes                             5,488              5,002
     Other                                               576                707
                                                    --------           --------
         TOTAL CURRENT ASSETS                         47,475             47,038

PROPERTY, PLANT AND EQUIPMENT - NET                    7,118              7,090

OTHER ASSETS                                           2,826              3,714

LONG-TERM INVESTMENTS                                  1,999              1,999
                                                    --------           --------
                                                   $  59,418          $  59,841
                                                    --------           --------
                                                    --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $  2,253           $  2,455
     Employee compensation                             1,163              1,792
     Commissions payable                                 494                596
     Current portion of long-term debt                   287                287
     Income taxes                                        988                386
     Other                                               301                335
                                                    --------           --------
         TOTAL CURRENT LIABILITIES                     5,486              5,851

LONG-TERM DEBT, LESS CURRENT PORTION                     333                333

SHAREHOLDERS' EQUITY:
     Common stock                                     12,866             15,331
     Retained earnings                                40,733             38,326
                                                    --------           --------
         TOTAL SHAREHOLDERS' EQUITY                   53,599             53,657
                                                    --------           --------
                                                   $  59,418          $  59,841
                                                    --------           --------
                                                    --------           --------

See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                        Three Months Ended
                                                             March 31

                                                       1997             1996
                                                       ----             ----
                                                   (unaudited)       (unaudited)

Net sales                                          $  18,025        $  16,892
Cost of goods sold                                     4,723            4,388
                                                   ---------        ---------
GROSS PROFIT                                          13,302           12,504

Operating expenses:
     Selling, general and administrative               8,649            8,589

     Research and development                            968              792
                                                   ---------        ---------
                                                       9,617            9,381
                                                   ---------        ---------
INCOME FROM
OPERATIONS                                             3,685            3,123

Other income/(expense), net                              229              514
                                                   ---------        ---------

INCOME BEFORE INCOME TAXES                             3,914            3,637

Income tax expense                                     1,507            1,400
                                                   ---------        ---------

NET INCOME                                          $  2,407         $  2,237
                                                   ---------        ---------
                                                   ---------        ---------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                                      $  .29             $.25
                                                   ---------        ---------
                                                   ---------        ---------

Weighted average common and common
equivalent shares outstanding
during the period                                      8,369            8,966
                                                   ---------        ---------
                                                   ---------        ---------


See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                        Three Months Ended
                                                             March 31

                                                       1997           1996
                                                       ----           ----
                                                   (unaudited)     (unaudited)
OPERATING ACTIVITIES
     Net income                                      $ 2,407          $ 2,237
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                  961               899
         Provision for deferred income taxes           (486)             (531)
         (Gain) loss on sale of equipment                 --               (1)
         Provision for loss on accounts receivable       511              531
         Changes in operating assets and liabilities:
            Accounts receivable                        (670)             (211)
            Inventories                                (532)              744
            Other assets/liabilities                    248               (19)
            Accounts payable and accrued expenses      (933)             (812)
            Increase in income taxes payable            602             1,404
                                                     ------           -------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  2,108             4,241

INVESTING ACTIVITIES
   Maturities of short-term investments               2,295             3,327
   Purchase of short-term investments                (2,351)           (4,436)
   (Additions) reductions to other assets               381               (53)
   Purchase of equipment and improvements              (633)             (343)
   Proceeds from sale of equipment                       --                 2
                                                     ------           -------

NET CASH (USED IN) INVESTING ACTIVITIES
                                                       (308)           (1,503)

FINANCING ACTIVITIES
   Purchases and retirement of common stock and
    warrant rights                                   (2,955)           (2,788)
   Proceeds from exercise of common stock options       490                60
                                                     ------           -------

NET CASH USED IN FINANCING ACTIVITIES                (2,465)           (2,728)
                                                     ------           -------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       (665)               10

   Cash and cash equivalents at beginning of year     2,849             5,949
                                                     ------           -------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                        $ 2,184          $ 5,959
                                                     ------           -------
                                                     ------           -------


See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

NOTE B  -  INVENTORIES
(In thousands)

                                                   March 31        December 31
                                                     1997             1996
                                                     ----             ----
                                                  (unaudited)

Finished goods                                      $  5,552       $  5,399
Work in process                                          827            678
Raw materials                                          1,473          1,243
                                                    --------       --------
                                                    $  7,852       $  7,320
                                                    --------       --------
                                                    --------       --------


NOTE C  -  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share has yet to be determined, but the impact is not expected to be material.

EXHIBITS


          Exhibit No.              Description                       Page No.
          -----------              -----------                       --------

            (11)         Statement re:  computation of                  11
                         per share earnings

            (27)         Financial Data Schedule                       ----
                         (filed only in electronic format)

EXHIBIT 11     -    -    STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended
                                                             March 31

                                                       1997           1996
                                                       ----           ----
                                                   (unaudited)     (unaudited)

PRIMARY EARNINGS PER SHARE:

Average shares outstanding                             8,157           8,643

Net effect of dilutive stock
options and warrants - based on the
treasury stock method using
average market price                                     212             323
                                                    --------        --------

                                                       8,369           8,966
                                                    --------        --------
                                                    --------        --------

Net income                                          $  2,407        $  2,237
                                                    --------        --------
                                                    --------        --------

Net income per share                                $    .29        $    .25
                                                    --------        --------
                                                    --------        --------

FULLY-DILUTED EARNINGS PER SHARE:

Average shares outstanding                             8,157           8,643

Net effect of dilutive stock
options and warrants - based on
the treasury stock method using
closing market price                                     212             323
                                                    --------        --------

                                                       8,369           8,966
                                                    --------        --------
                                                    --------        --------

Net income                                          $  2,407        $  2,237
                                                    --------        --------
                                                    --------        --------

Net income per share                                $    .29        $    .25
                                                    --------        --------
                                                    --------        --------