Form 10-Q
period 1997-06-30
EMPI INC
filed 1997-08-12
CIK 317032

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For Quarter Ended    June 30, 1997
                                      ------------------

                      Commission File Number    0-9387
                                             -----------

                                   Empi, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Minnesota                              41-1310335
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                identification no.)


            599 Cardigan Road
           St. Paul, Minnesota                         55126-4099
     -------------------------------               ------------------
          (Address of principal                        (Zip code)
           executive offices)

Registrant's telephone number, including area code   (612) 415-9000
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /


7,983,217 shares of common stock were outstanding as of August 8, 1997.

                      PART I  - -  FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE

Empi, Inc.'s ("Empi" or the "Company") revenue for the second quarter of 1997 totaled $18.4 million, a 9 percent increase over the 1996 second quarter revenue of $16.9 million. This increase was attributable to an 11 percent improvement in revenue volume offset by a 2 percent reduction in average selling prices. Total revenues for the first six months of 1997 were $36.5 million, an 8 percent increase over the same period revenues of $33.8 million for 1996. Electrotherapy revenues accounted for approximately 65 percent and 66 percent of total revenues for the 1997 second quarter and first six months, respectively. Electrotherapy revenues in 1996 were 69 percent of total revenues for both the second quarter and the first six months. Empi achieved revenue growth in the second quarter of 2 percent within the electrotherapy product group, 19 percent within the iontophoretic drug delivery group, and 48 percent within its orthotics product group. Revenue growth for the first six months of 1997 was 3 percent, 15 percent, and 37 percent for electrotherapy, iontophoretic drug delivery, and orthotics product groups, respectively. The incontinence product group recorded a 17 percent reduction in revenue in the second quarter and a 12 percent decline in revenues for the first six months due to fewer sEMG system sales. International sales comprised 3 percent of total revenue for the second quarter of 1997 and 4 percent for the first six months, compared to 5 percent of total revenue for the same periods in 1996.

GROSS PROFIT

Gross profit for the second quarter of 1997 totaled $13.7 million compared to $12.5 million for 1996, an increase of 10 percent. Gross profit for the first six months of 1997 and 1996 was $27.0 million and $25.0 million, respectively. Gross profit, as a percentage of revenue, was held constant from 1996 to 1997 at 74 percent for the second quarter and first six months. Higher volume related total costs for material and labor continue to be offset by improvements in production processes and cost reduction efforts within manufacturing. The Company anticipates that gross profit, as a percentage of revenue, will remain near its current level throughout 1997, with the impact of lower prices and minor shift in lower margin product mix being offset by increased volume and continued manufacturing process improvements.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter and the first six months of 1997 were $8.9 million and $17.6 million, respectively compared to $8.3 million and $16.9 million for the same periods of 1996. Stated as a percentage of revenue, selling, general and administrative expenses were 48 percent for both the second quarter and the first six months of 1997 compared to 49 percent and 50 percent of total revenues for the second quarter and first six months of 1996. Selling, general and administrative expenses for the first six months of 1997 grew approximately 4 percent due to higher selling commissions and increased staffing within the national accounts group.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million and $1.9 million in the second quarter and first six months of 1997, respectively, compared to $.9 million and $1.7 million for the same periods in 1996. Stated as a percentage of revenue, research and development spending remained flat, at 5 percent of revenues, for the second quarter and the first six months for both 1997 and 1996. Research and development spending continues to be driven by activities related to the development of new products and next-generation products, continuation engineering of existing products, and increased clinical and regulatory spending.

OTHER INCOME AND EXPENSES

Interest income for the second quarter and the first six months of 1997 was $243,000 and $476,000, respectively. Interest income for the same periods in 1996 was $221,000 and $522,000. The decrease in interest income for the first six months of 1997 was attributable to the Company's lower cash position, primarily as a result of Empi's stock buy-back program. Due to the retirement of all outstanding interest bearing debt in 1996, Empi recorded no interest expense for the first six months of 1997 compared to $42,000 for the first six months of 1996. Other income for the first six months of 1997 as compared to the same period for 1996 decreased mainly due to a $200,000 payment of a non-recurring trade dress settlement recorded in the first quarter of 1996.

NET INCOME

Net income for the second quarter of 1997 was $2.5 million compared to $2.2 million for the second quarter of 1996. Net income for the first six months of 1997 and 1996 was $4.9 million and $4.4 million, respectively. The improvement in net income for the first six months of 1997 was due to revenue growth of 8 percent, a consistent year-to-year gross margin percentage, and overall operating expense growth rate of 5 percent. The effective tax rate for each of the second quarters and the first six months of 1997 and 1996 was
38.5 percent.

LIQUIDITY AND CAPITAL REQUIREMENTS

Empi's cash, cash equivalents and short-term investments were approximately $21.3 million at June 30, 1997, which reflects an increase of $1.2 million from year-end 1996. During the first six months of 1997, Empi continued to repurchase and retire shares of the Company's common stock. A total of 198,500 shares were repurchased during such period at a total cost of approximately $3.8 million. In April 1997, the Board of Directors authorized an increase in the stock repurchase program by an additional $7.5 million. Empi's working capital at June 30, 1997 was $46.2 million, an increase of approximately $3.0 million compared to the Company's working capital position on December 31, 1996. The current ratio at the end of the second quarter was
10.2 to 1. The Company believes its cash, cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet its working capital requirements for the immediate and foreseeable future.

Certain statements in this Form 10-Q are forward looking and actual results may differ from expectations. Any forward-looking statements contained in this Management's Discussion and Analysis section should be read in conjunction with the "cautionary statements" contained in Part I, Item 1 of the Company's 1996 Form 10-K.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                         PART II - - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Monday, May 13, 1997.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, and all nominees were elected.

By a vote of 6,646,168 shares in favor, with 182,795 shares opposed and 20,433 shares abstaining, not including 19,633 shares represented by broker non-votes, the shareholders set the number of directors to be elected at seven (7).

The following persons were elected as Class Two Directors of the Company with terms expiring in 2000, by the votes indicated:

 ----------------------------------------------------------------------------
 NOMINEE                       NUMBER OF VOTES FOR   NUMBER OF VOTES WITHHELD
 ----------------------------------------------------------------------------
 Scott R. Anderson                  6,583,021                 267,375
 ----------------------------------------------------------------------------
 Joseph E. Laptewicz                6,520,352                 330,044
 ----------------------------------------------------------------------------

 ----------------------------------------------------------------------------
 DIRECTORS WITH CONTINUING TERMS        TERM ENDING
 ----------------------------------------------------------------------------
 Donald D. Maurer                       1999
 ----------------------------------------------------------------------------
 Dr. Kenneth F. Tempero                 1999
 ----------------------------------------------------------------------------
 Warren S. West                         1997
 ----------------------------------------------------------------------------
 Everett F. Carter                      1998
 ----------------------------------------------------------------------------
 Harold G. Olson                        1998
 ----------------------------------------------------------------------------

By a vote of 3,784,633 shares in favor, with 338,261 shares opposed and 57,581 shares abstaining, not including 2,676,371 shares represented by broker non-votes, the shareholders approved the Company's 1997 Employee Stock Purchase Plan. The Plan covers five years beginning January 1, 1997 and ending December 31, 2001. The Plan will operate in five phases, consisting of 12 months each phase, and calls for the Company to reserve 300,000 shares of the Company's common stock for issuance throughout the duration of the Plan.

Item 5.   OTHER INFORMATION
          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------
              (11)       Statement re:  computation of
                         per share earnings

              (27) Financial Data Schedule (filed only in electronic format)

     (b) No report on Form 8-K has been filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              Empi, Inc.


August 8, 1997                By      /s/ Joseph E. Laptewicz, Jr.
                                -----------------------------------------
                                       Joseph E. Laptewicz, Jr.
                                  President and Chief Executive Officer



August 8, 1997                By        /s/ Patrick D. Spangler
                                -----------------------------------------
                                          Patrick D. Spangler
                                  Vice President and Chief Financial Officer

                         QUARTERLY REPORT ON FORM 10 - Q

                                PART I  -  ITEM 1

               LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED JUNE 30, 1997



                                   EMPI, INC.

                               ST. PAUL, MINNESOTA

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.


     Condensed Consolidated Balance Sheets  -  -  June 30, 1997 and
        December 31, 1996.

     Condensed Consolidated Statements of Operations - - Three and Six months ended June 30, 1997 and 1996.

     Condensed Consolidated Statements of Cash Flows  -  Six months ended
        June 30, 1997 and 1996.

     Notes to Condensed Consolidated Financial Statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                   June 30           December 31
                                                    1997                1996
                                                 -----------         -----------
                                                 (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  2,539            $  2,849
  Short-term investments                             18,722              17,215
  Accounts receivable, less allowances               15,869              15,944
  Inventories - Note B                                8,068               7,320
  Deferred income taxes                               5,422               5,002
  Other                                                 578                 707
                                                   --------            --------

    TOTAL CURRENT ASSETS                             51,198              49,037

PROPERTY, PLANT AND EQUIPMENT - NET                   6,978               7,090

OTHER ASSETS                                          2,463               3,714

LONG-TERM INVESTMENTS                                   ---                 ---
                                                   --------            --------

    TOTAL ASSETS                                   $ 60,639            $ 59,841
                                                   --------            --------
                                                   --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  2,141            $  2,455
  Employee compensation                               1,295               1,792
  Commissions payable                                   488                 596
  Current portion of long-term debt                     275                 287
  Income taxes                                          525                 386
  Other                                                 298                 335
                                                   --------            --------

    TOTAL CURRENT LIABILITIES                         5,022               5,851

LONG-TERM DEBT, LESS CURRENT PORTION                    333                 333

SHAREHOLDERS' EQUITY:
  Common stock                                       12,038              15,331
  Retained earnings                                  43,246              38,326
                                                   --------            --------

      TOTAL SHAREHOLDERS' EQUITY                     55,284              53,657
                                                   --------            --------

                                                   $ 60,639            $ 59,841
                                                   --------            --------
                                                   --------            --------



See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended                 Six Months Ended
                                                   June 30                             June 30

                                            1997             1996                1997           1996
                                         -----------     -----------         -----------     -----------
                                         (unaudited)     (unaudited)         (unaudited)     (unaudited)
Net sales                                  $18,444         $16,937             $36,469         $33,829
Cost of goods sold                           4,707           4,418               9,430           8,806
                                          --------        --------            --------        --------

GROSS PROFIT                                13,737          12,519              27,039          25,023

Operating expenses:
  Selling, general and administrative        8,918           8,345              17,567          16,934

  Research and development                     979             882               1,947           1,674
                                          --------        --------            --------        --------

    Total operating expenses                 9,897           9,227              19,514          18,608
                                          --------        --------            --------        --------

INCOME FROM
OPERATIONS                                   3,840           3,292               7,525           6,415

Other income/(expense), net                    246             242                 475             756
                                          --------        --------            --------        --------

INCOME BEFORE INCOME TAXES                   4,086           3,534               8,000           7,171

Income tax expense                           1,573           1,361               3,080           2,761
                                          --------        --------            --------        --------

NET INCOME                                 $ 2,513         $ 2,173             $ 4,920         $ 4,410
                                          --------        --------            --------        --------
                                          --------        --------            --------        --------

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                    $   .30         $   .25             $   .59         $   .50
                                          --------        --------            --------        --------
                                          --------        --------            --------        --------

Weighted average common and
common equivalent shares
outstanding during the period                8,272           8,754               8,329           8,863
                                          --------        --------            --------        --------
                                          --------        --------            --------        --------


See notes to condensed consolidated financial statements.

FORM 10 - Q -  -  PART I  -  ITEM 1
EMPI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              Six months Ended
                                                                                  June 30
                                                                          1997                 1996
                                                                      -----------          -----------
                                                                      (unaudited)          (unaudited)
OPERATING ACTIVITIES
  Net income                                                            $  4,920            $  4,410
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                        1,931               1,736
      Provision for deferred income taxes                                   (420)               (797)
      Loss on sale of equipment                                                3                  19
      Provision for loss on accounts receivable                            1,120               1,082
      Changes in operating assets and liabilities:
        Accounts receivable                                               (1,045)               (204)
        Inventories                                                         (748)              1,017
        Other assets/liabilities                                             293                  (7)
        Accounts payable and accrued expenses                               (919)               (627)
        Income taxes payable                                                 139                (280)
                                                                      ----------           ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                       5,274               6,349

INVESTING ACTIVITIES
   Maturities of short-term investments                                    7,200               7,218
   Purchase of short-term investments                                     (8,707)            (11,943)
   Maturities of long-term investments                                       ---               1,500
   (Additions) reductions to other assets                                    367                (142)
  Purchase of equipment and improvements                                  (1,140)               (723)
  Proceeds from sale of equipment                                              1                  14
                                                                      ----------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                     (2,279)             (4,076)

FINANCING ACTIVITIES
  Payments on long-term debt                                                 (12)                (50)
  Purchases and retirement of common stock
    and warrant rights                                                    (3,840)             (5,552)
  Proceeds from exercise of common stock options                             547                  66
                                                                      ----------           ---------

NET CASH USED IN FINANCING ACTIVITIES                                     (3,305)             (5,536)
                                                                      ----------           ---------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                            (310)             (3,263)

  Cash and cash equivalents at beginning of year                           2,849               5,949
                                                                      ----------           ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                           $  2,539            $  2,686
                                                                      ----------           ---------
                                                                      ----------           ---------


See notes to condensed consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1

EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

NOTE B  -  INVENTORIES
(In thousands)

                                                June 30          December 31
                                                 1997                1996
                                             -----------         -----------
                                             (unaudited)

Finished goods                                 $  5,498            $  5,399
Work in process                                     950                 678
Raw materials                                     1,620               1,243
                                              ---------           ---------

                                               $  8,068            $  7,320
                                              ---------           ---------
                                              ---------           ---------


NOTE C - EARNINGS PER SHARE

In February 1997, the Financial accounting Standards Board issued statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 of $0.01 and $0.00 per share, respectively. The expected impact of FASB No. 128 for the first six months of 1997 and 1996 would increase primary earnings per share by $0.02 and $0.01, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share has yet to be determined, but the impact is not expected to be material.

NOTE D - RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with the current year presentation.

FORM 10 - Q - - PART 1 - ITEM 1

EXHIBITS


          Exhibit No.              Description
          -----------              -----------
              (11)       Statement re:  computation of
                         per share earnings

              (27)       Financial Data Schedule
                         (filed only in electronic format)