Form 10-Q/A
period 1997-06-30
EMPI INC
filed 1997-08-21
CIK 317032

                                   FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For Quarter Ended            June 30, 1997
                                        -------------------------------

                    Commission File Number             0-9387
                                             --------------------------

                                   Empi, Inc.
                               -------------------

             (Exact name of registrant as specified in its charter)


               Minnesota                                    41-1310335
 --------------------------------                      ---------------------
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                        identification no.)


          599 Cardigan Road
          St. Paul, Minnesota                               55126-4099
 ---------------------------------                     ---------------------
      (Address of principal                                 (Zip code)
        executive offices)

Registrant's telephone number, including area code  (612)  415-9000
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

FORM 10 - QA - - PART II

                          PART II - - OTHER INFORMATION

The Company hereby amends Item 4 of its 10-Q (filed on August 12, 1997) as follows;

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Tuesday, May 13, 1997.

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

The following persons were elected as Class Two Directors of the Company with terms expiring in 2000, by the votes indicated:

NOMINEE                  NUMBER OF VOTES FOR           NUMBER OF VOTES WITHHELD

Scott R. Anderson             6,583,021                        267,375
Joseph E. Laptewicz           6,520,352                        330,044

DIRECTORS WITH CONTINUING TERMS          TERM ENDING

Donald D. Maurer                         1999
Dr. Kenneth F. Tempero                   1999
Warren S. West                           1997
Everett F. Carter                        1998
Harold G. Olson                          1998

By a vote of 3,784,633 shares in favor, with 338,261 shares opposed and 57,581 shares abstaining, not including 2,676,371 shares represented by broker non-votes, the shareholders approved the Company's 1997 Stock Option Plan. The Plan reserved 500,000 shares of Common Stock for issuance to all employees, officers and directors of and consultants and advisors to the Company. Please refer to the Company's Proxy Statement for the Annual Meeting of Shareholders (held on May 13, 1997) for further details.