Form 10-Q
period 1997-09-30
EMPI INC
filed 1997-11-14
CIK 317032

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


                   For Quarter Ended September 30, 1997

                       Commission File Number 0-9387

                                  Empi, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Minnesota                        41-1310335
      -------------------------------          -------------------
      (State or other jurisdiction of           (I.R.S. employer
      incorporation or organization)           identification no.)


            599 Cardigan Road                      55126-4099
           St. Paul, Minnesota
      -------------------------------          -------------------
          (Address of principal                     (Zip code)
            executive offices)


Registrant's telephone number, including area code  (612) 415-9000



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/     No / /


8,020,510 shares of common stock were outstanding as of November 7, 1997.

                         PART I -- FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The response to Part I, Item 1 is submitted as a separate section of this report.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE

Empi, Inc.'s ("Empi" or the "Company") revenues for the third quarter of 1997 totaled $18.4 million, a 4 percent increase over the 1996 third quarter revenue of $17.8 million. This percentage increase in revenue was driven by a 7 percent increase in overall volume, which was offset by a 3 percent reduction in average selling prices. Total revenues for the first nine months of 1997 were $54.9 million, a 6 percent increase over the same period revenues of $51.6 million for 1996. Electrotherapy revenues for 1997 accounted for approximately 64 percent and 66 percent of total revenues for the third quarter and the first nine months, respectively. Electrotherapy revenues in 1996 were 69 percent of total revenue for both the third quarter and the first nine months. Third quarter revenue results by product group were: electrotherapy down 3 percent, iontophoresis up 12 percent, orthotics up 52 percent, and incontinence down 35 percent. Electrotherapy revenue is down because of continued price pressures and reimbursement issues. Revenue by product group for the first nine months of 1997 grew by 1 percent, 14 percent, and 42 percent for electrotherapy, iontophoresis, and orthotics, respectively. Incontinence revenue for the first nine months of 1997 was down 21 percent. International sales were 3 percent of total revenue dollars for both the third quarter and the first nine months of 1997 compared to 5 percent for the same periods in 1996. International distributor sales have been soft in 1997 due to the strength of the U.S. dollar, which has made the Company's products more expensive to foreign customers.

GROSS PROFIT

Gross profit for the third quarter of 1997 was $13.6 million compared to $13.1 million for 1996, an increase of 4 percent. Gross profit for the first nine months was $40.6 million and $38.1 million for 1997 and 1996, respectively. Gross profit, as a percentage of revenue, remained at approximately 74 percent from 1996 to 1997 for the third quarter and the first nine months, respectively. The increase in sales volume related costs, such as direct material and direct labor, have been offset by lower direct material prices and higher overhead absorption. The Company anticipates that gross profit, as a percentage of revenue, will stay near its current level for the remainder of 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the third quarter and the first nine months of 1997 were $8.4 million and $26.0 million, respectively, compared to $8.6 million and $25.5 million for the same periods of 1996. Stated as a percent of revenue, selling, general and administrative expenses were 46 percent and 48 percent for the third quarter of 1997 and 1996, respectively, and were 47 percent and 49 percent for the first nine months of 1997 and 1996, respectively. Selling, general and administrative expenses for the first nine months of 1997 grew approximately 2 percent due to higher selling expenses, which were partially offset by lower general and administrative expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1.0 million for the third quarter of 1997 and $0.9 million for the third quarter of 1996. For the first nine months of 1997 and 1996, research and development expenses were $3.0 million and $2.5 million, respectively. Stated as a percent of revenue, research and development expenses averaged a steady 5 percent in the third quarter and the first nine months for both 1997 and 1996. Research and development efforts for 1997 continue to focus on developing new and next generation products, enhancing existing products, and increased clinical and regulatory activities.

OTHER INCOME AND EXPENSES

Interest income for the third quarter and the first nine months of 1997 was $237,000 and $713,000, respectively. Interest income for the same periods in 1996 was $290,000 and $812,000. The decrease in interest income for the first nine months of 1997 was attributable to the Company's lower cash position resulting from Empi's stock repurchase program. Due to the retirement of a majority of the Company's outstanding interest bearing debt in 1996, the Company incurred only $2,000 in interest expense for the first nine months of 1997 as compared to $63,000 for the first nine months of 1996. Other income for the first nine months of 1997, as compared to the same period in 1996, decreased due to non-recurring receipts in 1996 for a trade dress settlement and a realized gain from the sale of investment securities, which combined for a total of $263,000.

NET INCOME

Net income for the third quarter of 1997 was $2.7 million compared to $2.4 million in the third quarter of 1996. Net income for the first nine months of 1997 and 1996 was $7.6 million and $6.8 million, respectively. Empi's improvement in net income for the first nine months is attributable to revenue growth of 6 percent, consistent year-to-year gross margin percentage, and operating expenses growing at half the rate of revenue growth. The effective tax rate for all reporting periods referred to in this report was
38.5 percent.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's cash, cash equivalents and short-term investments were approximately $23.4 million at September 30, 1997, which reflects an increase of $3.4 million from year-end 1996. During the first nine months of 1997, Empi continued to repurchase and retire shares of the Company's common stock. A total of 349,300 shares were repurchased during such period at a total cost of approximately $6.4 million. In November 1997, the Board of Directors authorized an additional $10.0 million to be used towards the repurchase of the Company's stock. Empi's working capital at September 30, 1997 was $49.6 million, an increase of $6.4 million compared to the Company's working capital position on December 31, 1996. The current ratio at the end of the third quarter was 10.8 to 1. The Company believes its cash, cash equivalents and short term investments, together with cash flow from operations, will be sufficient to meet its working capital needs for the immediate and foreseeable future.

Certain statements in this Form 10-Q relating to a projected consistent gross profit level and the sufficiency of the Company's working capital are forward looking and actual results may differ from expectations. Such projections depend, among other things, upon consistent or increased revenues, controlled costs and a certain level of return on investments, all of which cannot be assured.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not applicable.


                        PART II -- OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.  OTHER INFORMATION

On November 5, 1997, Empi announced the appointment of Scott R. Anderson, president and chief executive officer of North Memorial Medical Center, as chairman of its board of directors replacing Empi's founder, Donald D. Maurer, who announced his retirement at the May 1997 annual meeting of shareholders and who has been named chairman emeritus effective immediately. In addition, Empi, Inc. has appointed M. Nazie Eftekhari, chief executive officer and chairman of the ARAZ Group, to its board of directors as a class one director to serve until the annual meeting of shareholders to be held in 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit No.          Description
          -----------          -----------
             (11)      Statement re: computation of per share earnings
             (27)      Financial Data Schedule (filed only in electronic format)

      (b) No report on Form 8-K has been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       Empi, Inc.

November 10, 1997                      By        /s/ JOSEPH E. LAPTEWICZ
                                         -------------------------------------
                                                    Joseph E. Laptewicz
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


November 10, 1997                      By        /s/ PATRICK D. SPANGLER
                                         -------------------------------------
                                                    Patrick D. Spangler
                                      Vice President and Chief Financial Officer
                                                   (Principal Financial
                                                  and Accounting Officer)

                         QUARTERLY REPORT ON FORM 10-Q

                                PART I - ITEM 1

             LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997




                                   EMPI, INC.

                             ST. PAUL, MINNESOTA

FORM 10-Q -- PART I - ITEM 1


EMPI, INC.

LIST OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




The following condensed consolidated financial statements of Empi, Inc. are included in Part I - Item 1.

          Condensed Consolidated Balance Sheets -- September 30, 1997 and
             December 31, 1996.

          Condensed Consolidated Statements of Operations -- Three and Nine months ended September 30, 1997 and 1996.


          Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996.

          Notes to Condensed Consolidated Financial Statements.

FORM 10-Q -- PART I - ITEM 1


EMPI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                           September 30    December 31
                                               1997           1996
                                           ------------    -----------
                                           (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                 $  2,423      $  2,849
    Short-term investments                      21,026        17,215
    Accounts receivable, less allowances        16,797        15,944
    Inventories - Note B                         8,407         7,320
    Deferred income taxes                        5,097         5,002
    Other                                          878           707
                                              --------      --------
        TOTAL CURRENT ASSETS                    54,628        49,037

PROPERTY, PLANT AND EQUIPMENT - NET              6,677         7,090

OTHER ASSETS                                     2,207         3,714
                                              --------      --------
                                              $ 63,512      $ 59,841
                                              --------      --------
                                              --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                          $  2,211      $  2,455
    Employee compensation                        1,746         1,792
    Commissions payable                            528           596
    Current portion of long-term debt              275           287
    Income taxes                                  ----           386
    Other                                          301           335
                                              --------      --------
        TOTAL CURRENT LIABILITIES                5,061         5,851

LONG-TERM DEBT, LESS CURRENT PORTION               333           333

SHAREHOLDERS' EQUITY:
    Common stock                                12,188        15,331
    Retained earnings                           45,930        38,326
                                              --------      --------
        TOTAL SHAREHOLDERS' EQUITY              58,118        53,657
                                              --------      --------
                                              $ 63,512      $ 59,841
                                              --------      --------
                                              --------      --------

See notes to condensed consolidated financial statements.

FORM 10-Q -- PART I - ITEM 1

EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Three Months Ended            Nine Months Ended
                                              September 30                  September 30
                                       --------------------------    -------------------------
                                           1997           1996           1997          1996
                                       -----------    -----------    -----------   -----------
                                       (unaudited)    (unaudited)    (unaudited)   (unaudited)
Net sales                                $ 18,409       $ 17,758       $ 54,878      $ 51,587
Cost of goods sold                          4,839          4,695         14,269        13,501
                                         --------       --------       --------      --------
GROSS PROFIT                               13,570         13,063         40,609        38,086

Operating expenses:
  Selling, general and administrative       8,393          8,561         25,960        25,495

  Research and development                  1,018            862          2,965         2,536
                                         --------       --------       --------      --------
Total operating expenses                    9,411          9,423         28,925        28,031
                                         --------       --------       --------      --------
INCOME FROM
OPERATIONS                                  4,159          3,640         11,684        10,055

Other income/(expense), net                   206            250            681         1,006
                                         --------       --------       --------      --------
INCOME BEFORE INCOME TAXES                  4,365          3,890         12,365        11,061

Income tax expense                          1,681          1,498          4,761         4,259
                                         --------       --------       --------      --------
NET INCOME                               $  2,684       $  2,392       $  7,604      $  6,802
                                         --------       --------       --------      --------
                                         --------       --------       --------      --------
NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE - Note C           $  .33         $  .28         $  .92        $  .78
                                         --------       --------       --------      --------
                                         --------       --------       --------      --------
Weighted average common and
common equivalent shares
outstanding during the period               8,230          8,500          8,281         8,729
                                         --------       --------       --------      --------
                                         --------       --------       --------      --------

See notes to condensed consolidated financial statements.

FORM 10-Q -- PART I - ITEM 1


EMPI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                          Nine Months Ended
                                                             September 30
                                                          1997           1996
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)
OPERATING ACTIVITIES
    Net income                                         $  7,604       $  6,802
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                     2,888          2,607
        Provision for deferred income taxes                 (46)          (378)
        Loss on sale of equipment                             3             42
        Provision for loss on accounts receivable         1,723          1,637
        Changes in operating assets and liabilities:
    Accounts receivable                                  (2,576)          (541)
        Inventories                                      (1,087)         1,021
        Other assets/liabilities                           (163)        (1,426)
        Accounts payable and accrued expenses              (358)            26
        Income taxes payable                               (151)          (569)
                                                       --------       --------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                      7,837          9,221

INVESTING ACTIVITIES
    Maturities of short-term investments                 14,700         11,983
    Purchase of short-term investments                  (18,511)       (15,739)
    (Additions) reductions to other assets                  410           (156)
    Purchase of equipment and improvements               (1,473)        (1,019)
    Proceeds from sale of equipment                           1             32
                                                       --------       --------
NET CASH USED IN INVESTING ACTIVITIES                    (4,873)        (4,899)

FINANCING ACTIVITIES
    Payments on long-term debt                              (12)        (1,250)
    Purchases and retirement of common stock
    and warrant rights                                   (6,403)        (7,613)
    Proceeds from exercise of common stock options        3,025            358
                                                       --------       --------
NET CASH USED IN FINANCING ACTIVITIES                    (3,390)        (8,505)
                                                       --------       --------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                           (426)        (4,183)

    Cash and cash equivalents at beginning of year        2,849          5,949
                                                       --------       --------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                          $  2,423       $  1,766
                                                       --------       --------
                                                       --------       --------

See notes to condensed consolidated financial statements.

FORM 10-Q -- PART I - ITEM 1


EMPI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


NOTE B  -  INVENTORIES
(In thousands)

                               September 30       December 31
                                   1997               1996
                               ------------       -----------
                               (unaudited)
Finished goods                  $  5,817            $  5,399
Work in process                      633                 678
Raw materials                      1,957               1,243
                                --------            --------
                                $  8,407            $  7,320
                                --------            --------
                                --------            --------

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarters ended September 30, 1997 and 1996 of $0.00 and $0.01 per share, respectively. The expected impact of FASB No. 128 for the first nine months of 1997 and 1996 would increase primary earnings per share by $0.02 and $0.02, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share has yet to be determined, but the impact is not expected to be material.

FORM 10-Q -- PART 1 - ITEM 1


NOTE D - RECLASSIFICATIONS

Certain prior year items have been reclassified to conform with the current year presentation.


EXHIBITS


     Exhibit No.         Description
     -----------         -----------
        (11)       Statement re: computation of per share earnings

        (27)       Financial Data Schedule (filed only in electronic format)