Form 10-K
period 1997-12-31
EMPI INC
filed 1998-03-16
CIK 317032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                               -----------------------
                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-9387
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

                               -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 1998, was approximately $ 129,760,391.

The number of shares outstanding of the registrant's class of common stock as of March 3, 1998, was 7,746,889 shares of no par value common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART I

ITEM 1.     BUSINESS

GENERAL

Empi, Inc. ("Empi" or the "Company") is one of the largest medical device companies in rehabilitative medicine in the United States. The Company is a leading supplier of electrotherapy, iontophoretic drug delivery, orthotic and incontinence treatment products to the orthopedic rehabilitation and incontinence treatment markets. Empi develops, markets and manufactures products, supported by clinical research, that continuously improve the quality of life for patients with functional disabilities, and are used in both the clinic and home setting.

Empi was organized as a Minnesota corporation in October 1977. The Company's corporate headquarters are located at 599 Cardigan Road, St. Paul, Minnesota 55126, (612) 415-9000.

ORTHOPEDIC REHABILITATION MARKET

Currently, the Company manufacturers and markets the following orthopedic rehabilitation products: TENS (Transcutaneous Electrical Nerve Stimulation) devices for the treatment of chronic and acute pain; NMES (neuromuscular electrical stimulation) devices for restoring muscle tone and mobility; iontophoretic drug delivery systems to non-invasively deliver local anesthesia and anti-inflammatory medications through the skin; and dynamic splinting orthoses for restoring joint range of motion. In addition, the Company distributes functional active resistance orthoses for treatment of knee dysfunction, patient-administered cervical traction devices to manage chronic cervical pain and a complete line of accessories for its products.

To complement its orthopedic rehabilitation products offered, the Company entered into a strategic alliance in August of 1995 with Tennessee-based Rehab Med+Equip, Inc. Under which the Company markets a catalog of rehabilitation products that meet the growing needs of its customers. The catalog includes over 200 products, such as ice packs, whirlpool baths, lumbar and cervical rolls and supports, as well as orthotics and bracing products.

INCONTINENCE TREATMENT MARKET

In 1992, the Company began marketing a proprietary pelvic floor stimulation
(PFS) system to physical therapists, family care physicians, gynecologists, urogynecologists and urologists for the treatment of female urinary incontinence. In 1993, the Company diversified its incontinence product line by acquiring Physical Health Devices, Inc. (PHD), an electromyography (EMG) biofeedback company. Electromyography is used in incontinence treatment as a volitional method to reeducate the pelvic floor muscles. The Company's incontinence treatment product line further expanded in 1997 with the introduction of a device that combines both PFS and EMG, and in 1998 with a simplified, low cost PFS device for home use.

INTERNATIONAL MARKET

The Company sells its products internationally through independent dealers. With the acquisition of the Nortech division of Medtronic, inc. In November 1992, the Company gained new international marketing opportunities through independent dealer relationships in Canada, Europe, Australia and New Zealand, allowing for expanded distribution of its new products in both the orthopedic rehabilitation and incontinence treatment markets. In 1994, the Company began to focus on establishing master distributors for each business segment in key international markets. In April 1995, the Company closed its Canadian office and now markets its products through a master distributor located in Quebec, Canada. One of the major objectives for the international market for 1998 involves introducing the Company's orthotic products in Japan and the Scandinavian countries.

PRODUCTS

  ELECTROTHERAPY

  TENS DEVICES: Physicians and physical therapists have treated their patients' chronic and acute pain with electrical stimulation, often referred to as "transcutaneous electrical nerve stimulation" or "TENS," for over 20 years. Although TENS may not be effective for every patient or every condition, medical professionals have accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions.

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

  TENS devices consist of a small, portable, battery-powered electrical pulse generator which is connected via wires to electrodes placed at or near the site of the patient's pain. The devices are small enough to fit into a shirt pocket and weigh approximately 5 ounces, allowing patients to alleviate pain conveniently at home or elsewhere. The electrodes are attached to the skin with an interface layer of conductive gel. The stimulator produces low voltage pulses of electricity that can be delivered continuously or intermittently in different wave forms throughout the treatment session. Empi's premier TENS products are market leaders due to their pre-programmed features and high intensity capability. Epix VT-TM-, launched in 1997, provides additional benefits through its outcomes measurement capabilities to physicians and payors who desire objective documentation to validate the effect of TENS for any given patient. The Company's other TENS devices include: Epix XL-Registered Trademark-, Eclipse+-Registered Trademark- and Dynex-Registered Trademark- IV.

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

  NMES DEVICES: Medical professionals also use electrical stimulation to activate and exercise muscles for rehabilitative purposes. "Neuromuscular electrical stimulation" or "NMES" has proven effective in producing controlled, involuntary muscle contractions which can maintain the strength and mobility of a limb or prevent deterioration of muscle tissues in patients who are unable to perform voluntary muscle contraction. Physicians have prescribed neuromuscular stimulation in a variety of circumstances intended to improve muscle tone, increase joint mobility and accelerate recovery from traumatic injury. Common conditions for which NMES therapy may be prescribed include common knee injuries, swelling, spasticity and improper gait. The Company's current NMES devices are Focus-Registered Trademark- and Respond Select-Registered Trademark-.

  ACCESSORIES: The Company meets the needs of its customers by supplying accessories such as electrodes, cables, conductive gel, skin care products, batteries and other accessories, which are either manufactured by Empi or purchased from other vendors for resale. The Company has exclusive rights to distribute several unique models of electrodes.

  Empi believes that the U.S. market for TENS, NMES and accessories exceeds $100 million. The Company expects the market to grow, in unit volume, by less than 5% per annum but anticipates experiencing continued pricing pressures which may result in flat or declining revenues.

  IONTOPHORETIC DRUG DELIVERY

  IONTOPHORESIS: Iontophoresis is a process using electric current to assist drug transfer through the skin. Iontophoretic applications include the delivery of local anesthesia and anti-inflammatory medication for joint and tissue treatment. For many applications, use of iontophoresis can be advantageous when compared to a syringe because it allows medications to be dispersed without invading the joint space. It can also avoid many of the systemic and other side effects frequently associated with oral medications or injections.

  The Company has developed both a proprietary iontophoresis device and patented buffered electrode capable of delivering small molecular drugs that can be ionized, such as drugs for arthritis, bursitis, tendonitis and related conditions. The system is controlled by a microprocessor and uses continuous low voltage electrical current that delivers charged drug particles through the skin's surface. The Company received FDA 510(K) clearance in July 1990 for its Dupel-Registered Trademark- iontophoresis device and in November 1991 for its buffered electrode. The Company introduced its iontophoresis system, for human use, to the marketplace in the first quarter of 1992.

  The company estimates that the current market for human iontophoresis systems is approximately $35 million domestically, and that the market defined in sales dollars is growing at a rate of 5 to 10% per annum.

  Empi is continually investigating alternate uses of its technologies in new medical markets. During 1996, the Company developed and test marketed the Relion-TM- iontophoresis drug delivery system for use in the equine veterinary marketplace. Relion offers veterinarians a useful local drug delivery system for a variety of drugs used in the treatment of horses. In February of 1997, the Company launched Relion in the U.S. and international marketplaces through regional veterinary distributors.

  ORTHOTICS

  ORTHOTICS: The Advance Dynamic ROM-Registered Trademark- orthoses product line is used to correct joint range of motion limitations at the wrist, elbow, knee or ankle. The Company's Advance Dynamic ROM orthosis is based on the principle that particular connective tissue will remodel over time in response to the type and amount of physical stress it receives. The Advance Dynamic ROM orthosis addresses the permanent or plastic component of connective tissue deformation to achieve long-term range of motion improvement. It does this by gently delivering low-load stress at the joint's end-range over a prolonged period of time. The Company's Advance Dynamic ROM orthosis product line, introduced in the first quarter of 1995, consists of models for forearm supination, elbow, wrist, knee and ankle joints as well as below the knee amputee devices. Range of motion limitations, generally referred to as contractures, often result following long periods of restricted motion or when scar adhesions form following trauma. The dynamic orthoses line fits very well with the Company's focus on cost effective treatments used outside the clinic setting. The Company estimates that the current ROM orthotics market is approximately $40 million in the U.S. and that the potential sales growth rate over the next few years will range between 10 and 15% per year.

  Empi has entered into an agreement with Inverse Technology Corporation to market Protonics-TM-, a functional active resistance orthosis, to physicians and physical therapists. The innovative technology of Protonics-TM-addresses neuromuscular disorders in patients with knee dysfunction problems by helping to strengthen muscles, ligaments and tendons surrounding the knee joint through resistive exercise. The addition of Protonics-TM- is part of the Company's strategy to become a leader in the growing therapeutic bracing market. The Company launched Protonics-TM- nationally in the fourth quarter of 1996.

  The Company also has a national distribution agreement with Glacier Cross, Inc. to market Pronex-Registered Trademark-, a cervical traction device used to relieve chronic neck pain by relaxing muscle tension and spasms by mechanical separation of the cervical vertebrae. The Company sells Pronex to patients through physical therapists.

  INCONTINENCE TREATMENT

  FEMALE URINARY INCONTINENCE PRODUCTS: In 1987, the Company began a research project related to the application of its electro-therapeutic technology to the treatment of female urinary incontinence. In July 1991, the Company received FDA 510 (k) clearance for its first female pelvic floor rehabilitation system, Innova-Registered Trademark- PFS. Urinary incontinence is the involuntary loss of urine so severe as to have social,
  psychological or hygienic consequences.   According to the 1996 Agency for
  Health Care Policy and Research (AHCPR) guidelines, "the U.S. spends $16 billion a year to care for people with urinary incontinence, up from $10 billion in 1990." At least 50% of the 1.5 million men and women in nursing homes suffer from incontinence. This condition is often a principal reason that families of the elderly commit them to full-time care. Current treatments for female urinary incontinence range from surgical procedures, with a three to four day hospital stay and a cost of $6,000 to $25,000, to behavioral or pharmacologic therapy. Products designed to manage the problem of urinary incontinence include appliances such as implantable stimulation devices catheters, collection devices and urethral plugs as well as disposable products such as adult diapers or briefs, padded undergarments and bed pads designed to keep urine away from the patient's skin. PFS cures as well as controls stress, urge and mixed incontinence. Stress incontinence, the most common form, is the inability of the sphincter to hold back urine when there is a sudden increased pressure on the bladder. Leakage of urine commonly occurs with activities such as coughing, sneezing, lifting and exercising. Urge incontinence occurs when the bladder is irritated and contracts spontaneously causing a sudden need to urinate. Mixed incontinence is a combination of both stress and urge incontinence. Traditionally, urge incontinence has been treated with pharmacological therapy. Many patients are intolerant of the medication's side effects. Stress incontinence is poorly treated by pharmacological treatment and therefore, in most cases, has resulted in surgical intervention.

  Empi's urinary incontinence treatment devices, Innova PFS, InnoSense-TM- and Minnova-TM-, are composed of an externally worn, microprocessor-based neuromuscular stimulator that activates a proprietary multi-channel vaginal or rectal electrode. The devices automatically deliver timed dosages of stimulation for the treatment of stress, urge and mixed incontinence during twenty-minute treatment sessions. The treatment sessions are generally performed twice a day in the convenience and privacy of the home. In addition to PFS, InnoSense features EMG biofeedback capabilities for use in volitional reeducation of the pelvic floor muscles. The regular use of PFS can improve or cure stress, urge or mixed incontinence; published studies indicate a cure/improvement rate of 60-90%. The cost of treatment with PFS is approximately one thousand dollars or less, including physician fees.

  The Company believes electro-therapeutic pelvic muscle stimulation will eventually be selected as one of the first choice treatments before more invasive treatments due to its noninvasive nature, lower cost, lower risk and lack of side effects. The recent AHCPR guidelines, for the treatment of adult urinary incontinence, gives PFS a "B" strength of evidence recommendation for stress, urge and mixed incontinence. This is the same rating currently enjoyed by available surgical alternatives. While there are other pelvic muscle stimulation devices available, Innova PFS has been proven to be safe and effective based on controlled clinical studies published in peer-reviewed journals. The Company has designed an intravaginal electrode which it believes has several significant advantages over other electrodes, including the patented ComfortPulse-Registered Trademark- technology which makes the electrode more comfortable and effective during treatment.

  It is estimated that more than 13 million women in the United States suffer from urinary incontinence. The company believes that, for various reasons, electro-therapeutic treatment will not be appropriate for a portion of these women. The Company's initial target market includes women aged 35-65 who, when properly diagnosed, would benefit from electrical stimulation therapy. The Company estimates that at least 6 million women exist in this target market. Future growth in incontinence product sales is dependent in part on broad Medicare reimbursement. To date, Medicare coverage has been denied and establishment of a favorable national policy coverage decision remains doubtful in the foreseeable future despite the cost effectiveness of this therapy. The Company is also investigating the use of PFS for the treatment of post-prostatectomy incontinence, fecal incontinence and interstitial cystitis. Studies using Innova to treat these conditions are under review.


MANUFACTURING

Empi manufactures its electrotherapy and Advance ROM orthotic devices, as well as some components and related accessories, at its Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly, and fabric sewing processes.

The Company's products are comprised of a variety of components including die cast metal parts, injection-molded plastic parts, printed circuit boards, electronic components, batteries and battery chargers, leadwires, electrodes and other components. Parts for these components are purchased from outside suppliers and are, in some instances, manufactured on a custom basis.

Many of the component parts and raw materials the Company uses in its manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased through a single supply source. If these components were no longer available, the Company is able to develop alternative sources for these components, avoiding any material adverse effect upon the Company's operations.

CUSTOMERS, MARKETING AND SALES

The Company's primary customers are patients, physical therapists and physical therapy clinics, as well as U.S. distributors and dealers and international dealers. These customers represented 60%, 33%, 4%, and 3%, respectively, of Empi's net sales for fiscal 1997. As of year end 1997, Empi had over 100 field sales representatives, selling rehabilitation products domestically on a direct basis to physicians, physical therapists and their patients. The Company currently serves nearly 80% of the 17,000 physical therapy clinics and hospital physical therapy departments nationwide. The Company also provides its customers a network for direct billing to insurance claims offices, Medicare carriers, HMOs and other managed health care programs.


Empi has invested in both telemarketing and direct mail programs to contact patients who use its TENS and NMES devices to help them meet their needs in reordering accessory products. The Company utilizes direct sales programs to contact home health care dealers who purchase the Company's products for resale to hospitals, clinicians and patients.

Given the consolidation of provider networks and larger payor groups, which have continued to gain leverage in coverage and reimbursement decisions, the Company established a national accounts group in 1994 to address coverage and reimbursement issues and to gain preferred supplier agreements with these providers.

Empi believes that the combination of its direct sales force, and patient care, clinic customer, third party billing and national account services gives the Company a distinct competitive advantage in today's marketplace.

The Company sells its products internationally through independent dealers. At the end of 1997, Empi had 21 international distributors covering 16 countries, worldwide. The Company introduced the orthotic product line in Germany, Holland and Belgium in mid-1997, and plans to introduce these products to the Scandinavian countries in 1998.

No individual customer accounted for 10 percent or more of total revenue for 1997, 1996 or 1995, respectively.

COMPETITION

ELECTROTHERAPY

The Company's two strongest competitors in the electrotherapy market, who recently announced their intent to merge, are Rehabilicare, Inc. and Staodyn, Inc. The principal competitive factors in the electrotherapy marketplace are access to contracts due to managed care constraints, price, product quality and service. Empi believes its competitive advantage in the electrotherapy marketplace results from higher quality products and a strong distribution network.

IONTOPHORETIC DRUG DELIVERY

The Company feels its primary competitors in the iontophoretic market are IOMED, Inc., Dynatronics, Corp. and Henley Healthcare, Inc.

ORTHOTICS

The Company's major competitors in the orthotic market are Dynasplint Systems, Inc., the LMB division of DeRoyal Industries, Inc. and Ultraflex Systems, Inc. In the cervical traction market, the Company faces two main competitors:
Saunders Group, Inc. and Lossing Orthopedic, Inc.

INCONTINENCE TREATMENT

Several companies are developing new treatment products designed to cure or control incontinence problems, including injectable biomaterials, improved drug therapy, other electro-therapeutic devices and muscle contraction biofeedback devices. Each of these treatment approaches is aimed at eliminating or reducing a patient's reliance on incontinence appliances or disposable diapers. Both InCare Medical Products, Inc. and Utah Medical Products, Inc. have pelvic floor stimulation devices on the market. Currently, none of these competitive devices have published placebo-controlled clinical studies to support the effectiveness of their product claims.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

Empi's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's orthotics, electrotherapy and iontophoretic drug delivery businesses, enhancement of existing products, and manufacturing process developments to improve product performance and costs. In 1997 research and development focused on developing next-generation incontinence systems, a new TENS device with data collection capabilities, new models for the Advance ROM and other new therapeutic braces.

In fiscal 1997, 1996 and 1995, the Company's research and development expenses (including clinical studies) were $3,984,000, $3,476,000 and $3,424,000 respectively. The Company anticipates research and development to grow incrementally as a percent of sales in future years as the Company refocuses its research and development emphasis on its new product lines. Expenditures on clinical research and outcomes studies are expected to grow based on increased regulatory and provider requirements.

BACKLOG

As of February 28, 1998, Empi did not have a material backlog situation and does not expect to experience a material backlog situation in the foreseeable future.

PATENTS AND TRADEMARKS

The Company currently owns numerous U.S. patents issued between 1982 and 1997. These patents cover various aspects and features of Empi's electrotherapy devices and associated electrodes, incontinence devices and associated electrodes, and range of motion orthotic devices. A number of patents and trademarks were obtained as a result of the Nortech and PHD acquisitions that cover various aspects of electrodes, stimulators and surface sEMG equipment. In addition, numerous patent applications have been filed on various aspects of electrotherapy and incontinence devices, range of motion orthoses, incontinence and iontophoresis electrodes. The initial life of each patent issued to the Company is either 14 or 17 years from the date of issue.

Although the Company generally seeks patent protection when possible, it does not consider patent protection to be a significant, competitive advantage in the marketplace for electro-therapeutic devices; however, patent protection may be of significance with various aspects of the Company's incontinence electrode technology and its orthosis technology. The Company has also registered, and filed applications to register, various trademarks with the U.S. Patent and Trademark Office and appropriate offices in foreign countries.

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

The FDA's "Quality System" regulation establishes standards for the Company's manufacturing processes, requires maintenance of certain records and provides for unscheduled inspections of the Company facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products. The Company believes its operations meet the requirements of these regulations.

New medical devices require regulatory approval prior to market introduction. In the United States, new medical devices are subject to either the 510(k) Pre-Market Notification regulation or the Pre-Market Approval (PMA) regulation depending on the device's nature and intended use. International registration and approval requirements vary and are country dependent. Most regulatory approvals require submission of extensive documentation, engineering, pre-clinical testing and manufacturing information to demonstrate compliance with the pertinent regulations. In some cases, product electronics, appearance or labeling must be modified in order to comply with the foreign regulations.
In addition, some products may require extensive clinical testing to obtain regulatory approval. The Company anticipates the FDA may require submission of additional clinical testing concerning iontophoretic drug delivery. In this regard, the Company is preparing the necessary clinical trial data to support the ongoing sale of its iontophoresis product, Dupel.

The Company contracts with an outside certification authority to review the conformance of its quality assurance system to two recognized international quality system standards, ISO-9001 and EN 46001. Continued certification is essential for compliance with the Medical Device Directive in the European Union. The Company received this certification in 1996.

REIMBURSEMENT

The Company receives a significant portion of its revenues from third party payors, such as Medicare, workers compensation, private insurance companies and HMOs, who pay on behalf of the patients who rent and/or purchase the Company's products. The Company maintains a large support staff that verifies third party payor coverage and obtains physicians' prescriptions prior to claim submission. When appropriate, the Company's staff obtains authorizations from third party payors and letters of medical necessity from the prescribing physicians. Delays in obtaining appropriate documentation and the time required for claims processing by the third party payors significantly impact Empi's outstanding receivables. The Company electronically bills claims to a multitude of third party payors including Medicare.

Empi's dependence on third party payors exposes the Company to the risk of government regulations and unilateral payor decisions, limiting the amount of payor reimbursement and/or coverage for the Company's products. The Company anticipates a continuing dependence on third party payors with respect to new products, such as its pelvic floor stimulation devices. The process to establish reimbursement for new technology in the current medical marketplace is costly, time consuming and unpredictable.

EMPLOYEES

As of January 31, 1998, the Company had 527 employees. Of these, 168 were engaged in production and production support, 25 in research and development, 121 in sales and marketing, 156 in sales operations, and 57 in various administrative capacities.

None of the Company's employees are represented by a labor union, and the Company believes that it has an amicable and positive working relationship with its employees.

FORWARD-LOOKING STATEMENTS

The Company wishes to caution investors that certain statements made in this Form 10-K, which are summarized below, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:


- Success in achieving sales growth and improving profitability depends on the Company's ability to continue to offer new proprietary products acceptable to the marketplace, diversification of its product lines, and efficiencies in the Company's distribution, manufacturing and medical billing systems.
- Increased sales within the incontinence market depends in part on securing Medicare reimbursement and general acceptance in the marketplace that the Company's products provide preferable solutions to high-cost surgery for certain incontinence products.
- Growth within the TENS, NMES and accessories market, and the orthotics and iontophoresis markets, as well as the Company's participation in such growth, depends on general market and competitive conditions.


ITEM 2.   PROPERTIES

On June 14, 1996, the Company and Cardigan Investments Limited Partnership entered into an office/light manufacturing lease for a 93,666 square foot building located at 599 Cardigan Road, St. Paul, Minnesota that now serves as the Company's corporate headquarters. The lease that commenced on October 11, 1996 is for ten years with two options to renew for five years each. After assuming occupancy of the Cardigan Road location, the Company vacated the other two office buildings in Fridley and Arden Hills, Minnesota.

The Company owns two properties in Clear Lake, South Dakota consisting of a 24,000 square foot manufacturing facility on four acres of property and a 10,000 square foot warehouse on 1.3 acres.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or of which any of its property is the subject other than ordinary, routine litigation incidental to the Company's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

Each executive officer is elected to office by the Board of Directors and holds the office until his or her successor is elected and qualified. There are no family relationships among any of the Company's directors or officers.

The following table sets forth information with regard to the executive officers of the Company as of March 3, 1998:


                                   PRINCIPAL OCCUPATION, BUSINESS
NAME AND AGE OF OFFICER            EXPERIENCE PAST FIVE YEARS
-----------------------            --------------------------

Joseph E. Laptewicz (49)           President and Chief Executive officer since
                                   October 1994. Acting Chief Financial Officer from March 1997 to July 1997. Prior to joining the Company, Mr. Laptewicz was President and Chief Executive Officer of
                                   Schneider (USA), Inc., a manufacturer of products for interventional medicine and a division of Pfizer, Inc., from April 1992 to September 1994 and Executive Vice President from July 1991 to March 1992.


Robert W. Clapp (48)               Vice President of Manufacturing of the
                                   Company since March 1993. Mr. Clapp served in the capacity of Vice President of Manufacturing at Dacomed Corp., a medical products manufacturer and distributor, from
                                   February 1987 to March 1993.


Shawn F. Featherston (44)          Vice President of Sales Operations since July
                                   1996.  Mr. Featherston served as Vice
                                   President of Human Resources of the Company from January 1996 to June 1996 and Director of Human Resources from January 1993 to
                                   December 1995. Prior to joining the Company, he served as Human Resources Consulting
                                   Manager for Mcgladry and Pullen from January
                                   1989 to December 1992.

Deborah L. Jensen (41)             Vice President of Regulatory Affairs, Quality
                                   Assurance and Clinical Research since April
                                   1997.  Ms. Jensen was Director of Regulatory
                                   Affairs for the Company from October 1995 to April 1997. Ms. Jensen served in the capacity of Regulatory Affairs Manager for Scimed, a division of Boston Scientific, Inc., from May 1993 to October 1995.

Patrick D. Spangler (42)           Vice President, Chief Financial Officer and
                                   Assistant Secretary since July 1997. Prior to joining the Company, Mr. Spangler served in various capacities at Medtronic, Inc. from March 1986 to June 1997, most recently as Director of Treasury Operations.


Gary D. Sullivan (48)              Executive Vice President of Sales and
                                   Marketing since May 1997.  Vice President of
                                   Marketing from February 1995 to May 1997.
                                   Prior to joining the Company, Mr. Sullivan was Director of Sales and Marketing at Schneider (USA) Inc. from October 1993 to
                                   February 1995.  From November 1991 to October
                                   1993, he served as Director of Marketing for Cordis Corp., a manufacturer of medical devices.

H. Philip Vierling (42)            Vice President of Sales since February 1998.
                                   Vice President of Marketing from May 1997 to
                                   February 1998.  Mr. Vierling was Director of
                                   Business Development for the Company from January 1995 to May 1997; Director of
                                   Marketing from May 1993 to January 1995; and
                                   Regional Sales Manager from February 1986 to
                                   May 1993.

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS


The Company's common stock trades on the Nasdaq Stock Market's National Market under the symbol EMPI. High and low sale prices for each quarter of fiscal years ended December 31, 1997 and 1996 are presented below.



                                   1997                          1996
                            HIGH           LOW            HIGH          LOW

First. . . . . . . . . . $ 20 5/8       $ 16 3/4       $ 25 7/8       $ 16 1/4

Second . . . . . . . . . $ 18 1/2       $ 15 1/2       $ 20 1/4       $ 12 1/2

Third. . . . . . . . . . $ 24           $ 19 3/4       $ 15 1/2       $ 11 1/4

Fourth . . . . . . . . . $ 25 3/8       $ 15           $ 21 3/4       $ 14

The Company had 531 common shareholders of record at March 3, 1998. The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future since earnings are expected to be retained to finance the Company's growth.

ITEM 6.   SELECTED FINANCIAL DATA

                           SELECTED SIX-YEAR FINANCIAL DATA
                                      EMPI, INC.



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   YEAR ENDED DECEMBER 31
                                                    1997         1996         1995         1994           1993            1992
------------------------------------------------------------------------------------------------------------------------------

OPERATIONS STATEMENT DATA
Net sales. . . . . . . . . . . . . . . . . .  $   73,468    $  70,630    $  67,342    $  61,304     $   66,377     $    33,355
Gross profit . . . . . . . . . . . . . . . .      54,395       52,171       49,654       45,574         49,523          25,143
Operating income . . . . . . . . . . . . . .      16,105       14,420       12,335        6,197         15,325           6,309
Net income . . . . . . . . . . . . . . . . .      10,516        9,357        8,002        3,356          9,334           4,049

Diluted earnings per share . . . . . . . . .  $     1.27    $    1.08    $    0.90    $    0.39     $     1.08     $      0.48
Diluted weighted averages shares
    outstanding  . . . . . . . . . . . . . .       8,258        8,660        8,899        8,611          8,660           8,438

Basic earnings per share . . . . . . . . . .  $     1.30    $    1.11    $    0.93    $    0.39     $     1.12     $      0.51
Weighted average shares
    outstanding. . . . . . . . . . . . . . .       8,077        8,448        8,588        8,536          8,334           7,957

BALANCE SHEET DATA
Cash and security investments  . . . . . . .  $   24,500    $  20,064    $  21,039    $  12,062      $   6,981      $    6,858
Working capital  . . . . . . . . . . . . . .      50,357       43,186       44,512       35,445         30,684          22,076
Total assets . . . . . . . . . . . . . . . .      63,893       60,355       60,737       52,708         50,185          34,551
Long-term debt . . . . . . . . . . . . . . .          66          333        1,468        1,800          1,603           2,016
Shareholder's equity . . . . . . . . . . . .      58,689       53,657       53,079       45,000         41,355          27,265



                         QUARTERLY FINANCIAL DATA (UNAUDITED)
                                      EMPI, INC.


YEAR ENDED (IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)        FIRST         SECOND      THIRD         FOURTH
--------------------------------------------------------------------------------

 DECEMBER 31, 1997
 Net sales. . . . . . . . . .  $ 18,025      $ 18,444   $ 18,409       $ 18,590
 Operating income . . . . . .     3,685         3,840      4,159          4,421
 Net income . . . . . . . . .     2,407         2,513      2,684          2,912
 Diluted earnings per share .      0.29          0.30       0.33           0.35

 DECEMBER 31, 1996
 Net sales. . . . . . . . . .  $ 16,892      $ 16,937   $ 17,758      $ 19,043
 Operating income . . . . . .     3,123         3,292      3,640         4,365
 Net income . . . . . . . . .     2,237         2,173      2,392         2,555
 Diluted earnings per share .      0.25          0.25       0.28          0.30


ALL SHARE AND PER SHARE DATA HAVE BEEN RESTATED TO REFLECT A 2-FOR-1 STOCK SPLIT, EFFECTIVE JUNE 1993, AND THE ADOPTION OF SFAS NO. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items reflected in the financial statements as a percent of sales:

PERCENT OF SALES

                                          YEAR ENDED DECEMBER 31
                                         1997      1996      1995
--------------------------------------------------------------------

Net sales. . . . . . . . . . . . . .    100.0%    100.0%    100.0%
Cost of sales. . . . . . . . . . . .     26.0      26.1      26.3
                                       --------------------------
Gross profit . . . . . . . . . . . .     74.0      73.9      73.7
Selling, general and administrative.     46.7      48.6      50.3
Research and development . . . . . .      5.4       4.9       5.1
                                       --------------------------
Operating income . . . . . . . . . .     21.9      20.4      18.3
Other income, net. . . . . . . . . .      1.4       1.2       1.2
                                       --------------------------
Income before taxes. . . . . . . . .     23.3      21.6      19.5
Income tax expense . . . . . . . . .      9.0       8.3       7.6
                                       --------------------------
Net income . . . . . . . . . . . . .     14.3      13.3      11.9
                                       --------------------------
                                       --------------------------

RESULTS OF OPERATIONS

SALES

The Company's net sales for 1997 grew by 4 percent over the prior year from $70.6 to $73.5 million. Electrotherapy sales accounted for 65 percent of total sales or $47.9 million, a reduction of 1 percent from $48.5 million in 1996 due primarily to continued pricing pressures. Iontophoretic drug delivery product sales increased by 13 percent over the prior year, with increased volumes offset by slight decreases in prices. Orthotic product sales grew by 26 percent over 1996 levels as the Company realized synergies resulting from the marketing of Protonics-TM- and Advance Dynamic ROM-Registered Trademark- orthoses to both physical therapists and orthopedic surgeons. Lack of consistent reimbursement continued to adversely impact growth of the Company's incontinence product line as 1997 incontinence treatment product sales decreased 13 percent from a relatively small sales base in 1996. Dupel-Registered Trademark-, Protonics-TM-and Advance Dynamic ROM accounted for most of the dollar gains in 1997 sales.

As of year end 1997, the Company had over 100 field sales representatives selling products domestically on a retail basis. International sales, as a percentage of total sales, were 3 percent in 1997 compared with 5 percent in 1996. The majority of international sales are generated through distribution agreements with retailers located in Germany, Canada and Spain.

The Company's 1996 sales increased by 5 percent to $70.6 million from $67.3 million in 1995. Sales of the Company's electrotherapy products and related accessories increased 5 percent in 1996. The iontophoretic drug delivery product line sales increased 23 percent in 1996 compared with the year-earlier period. Sales in 1996 of the orthotic product line increased 7 percent as compared to 1995. The product line with the strongest relative sales growth was the incontinence product line with a 26 percent growth.

Based on prior trends and faced with anticipated ongoing market pricing pressures and offsetting price and volume concessions within preferred supplier agreements, the Company would anticipate that future electrotherapy sales will remain flat at best. Looking forward, iontophoresis and orthotic product sales are expected to increase with most of the growth in Protonics-TM- and the Advance Dynamic ROM product line.

GROSS PROFIT

Due to continued manufacturing and distribution efficiencies such as new surface mount technology, offset by a shift in the product mix towards orthotic products, gross profit as a percentage of sales remained relatively flat at

74.0 percent in 1997, compared with 73.9 percent in 1996. Lower-margin wholesale sales were 7 percent of total sales for 1997, compared with 9 percent for the year-earlier period.

Gross profit for 1996 was 73.9 percent of sales, compared with 73.7 percent for 1995. Manufacturing efficiencies were partially offset by reduced margins on iontophoretic drug delivery products given pricing pressures.

Looking forward, the Company expects a slight decrease in the gross profit percentage due to a continued increase in orthotic products in the product mix and increases in prices from suppliers. Through continued emphasis on manufacturing and distribution efficiencies, the Company is working to minimize the effects of these increases.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $34.3 million, or 46.7 percent of sales, for 1997 versus $34.3 million, or 48.6 percent of sales, in 1996. Continued efficiencies realized from the consolidation of two corporate locations in 1996, offset by slight increases in incentive compensation, kept selling, general and administrative dollars constant in 1997.

Selling, general and administrative expenses, stated as a percentage of sales for 1996 and 1995, were 48.6 percent and 50.3 percent, respectively. Selling, general and administrative expenses for 1996 totaled $34.3 million, compared with $33.9 million in 1995. This improvement resulted from the Company's continued expense control programs, including the consolidation of two corporate locations and reductions in incentive compensation and administrative expenses.

The Company plans to increase marketing expenditures related to the new products launched in late 1997 and early 1998. Increased efficiencies in selling, general and administrative expenses are intended to substantially offset these expenditures.

RESEARCH AND DEVELOPMENT

Research and development expenses increased slightly to $4.0 million in 1997 from $3.5 million in 1996, or 5.4 percent of 1997 sales as compared with 4.9 percent of 1996 sales. The Company's 1997 research and development efforts were focused on designing new incontinence treatment products - InnoSense-TM- and Minnova-TM-, developing next-generation electrotherapy devices - Epix VT, and expansion of the orthotic product line as well as continued development of next-generation orthotic devices.

Research and development expenses were $3.5 million and $3.4 million for 1996 and 1995, respectively. Stated as a percentage of sales, research and development expenses for 1996 were 4.9 percent, compared with 5.1 percent for 1995. The Company's research and development expenses in 1996 were spread relatively evenly among the electrotherapy, orthotic and iontophoretic drug delivery product groups with slightly higher expenditures for incontinence treatment products.

The Company anticipates research and development to grow incrementally as a percent of sales in future years as the Company refocuses its research and development emphasis on its new product lines. Expenditures on clinical research and outcomes studies are expected to grow based on increased regulatory and provider requirements.

OTHER INCOME AND EXPENSES

Other income, comprised primarily of interest and dividend income, totaled $1.0 million in both 1997 and 1996. Interest expense for 1997 was $2,000 versus $69,000 in 1996. Additional non-recurring expenses of $54,000 were recorded in 1997 related to the Company's relocation to a new corporate facility in late 1996.

Interest income was $1.0 million in 1996, compared with $798,000 in 1995. Interest expense was $69,000 in 1996 and $114,000 in 1995. The primary contributor to interest expense in 1996 and 1995 was an interest-bearing note issued to partially finance the Company's 1992 acquisition of Nortech, a division of Medtronic, Inc. In the third quarter of 1996, the Company repaid the remaining debt and retired the note. In the first quarter of 1996, the Company recorded a one-time gain in excess of $200,000 from the settlement of a trade dress infringement lawsuit, and in the fourth quarter of 1996 recorded $378,000 in non-recurring expenses relating to the Company's relocation.

NET INCOME

Net income in 1997 improved to $10.5 million, an increase of $1.2 million, or 12 percent. Higher sales, combined with relatively flat spending and no significant one-time charges, were the main reasons for the increase in net income for 1997. As a result of higher net income and the Company's stock buyback program, 1997 diluted earnings per share increased from $1.08 to $1.27, reflecting an 18 percent increase over 1996. Diluted earnings per share in 1997 increased by approximately $.04 per share as a result of the stock buyback program.

Net income in 1996 was $9.4 million, compared with $8.0 million in 1995. The improvement resulted from higher sales levels, combined with strong expense
controls.   Diluted earnings per share in 1996 increased to $1.08 from $.90 in
1995, an increase of 20 percent.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $24.5 million as of December 31, 1997, an increase of approximately $4.4 million from the year ended December 31, 1996. Due to its strong cash position, the Company continued its stock buyback program which began in 1995. During 1997, the Board of Directors authorized an additional $17.5 million to buy back and retire shares. Some of the shares repurchased under the program will be used to cover stock issuances in connection with the Company's stock option and stock purchase plans. The Company repurchased and retired 529,300 shares of common stock at a total cost of $10.5 million in 1997. During 1996, the Company repurchased and retired 778,000 warrants and shares of common stock at a total cost of $9.9 million.
The Company intends to continue its stock repurchase program in 1998, given favorable market conditions, the Company's cash position and other factors. As of December 31, 1997, the Company's working capital was $50.4 million and its current ratio was 10.8 to 1.0. Cash flows generated from operations were $12.3 million in 1997, $13.9 million in 1996 and $11.5 million in 1995.

Accounts receivable at December 31, 1997 increased 10 percent over December 31, 1996. The Company has continued to refine its collection efforts on receivables which allowed a reduction in 1997 in its allowance against accounts receivable by $200,000. Inventories increased approximately $700,000, or 9 percent, in 1997. The introduction of new products accounted for the majority of the increase in inventories. Expenditures for property, plant and equipment were $1.7 million in 1997, down 57 percent over 1996. After adjusting for the one-time expenditures of approximately $2.5 million in leasehold improvements and other equipment purchases related to the move to the new corporate facility, capital expenditures in 1997 were flat compared to 1996. The Company believes its cash and cash equivalents and short-term investments, together with cash flow from operations, will be sufficient to meet the Company's currently projected needs for working capital and capital requirements for the foreseeable future.

A multifunctional team of internal staff is managing the Company's comprehensive Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. While the Company believes there will be minimal to no impact on its internal systems, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

OUTLOOK

The Company's strategic goals are to: (i) expand into related rehabilitation markets with new and existing technology; and (ii) broaden medical device offerings by bringing additional products to its existing markets. These objectives will be pursued through internal development efforts and strategic alliances, depending upon Company resources and the availability of opportunities, while reinforcing the Company's leadership position with physical therapists.

The Company's primary ongoing financial goals are to increase its revenue growth and enhance profitability by focusing on its mission: to continuously improve the quality of life for patients with functional disabilities through the development, manufacturing and marketing of innovative, cost effective, biomedical products and services.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

- The expectations that in the future electrotherapy sales will remain flat at best and iontophoresis and orthotic products sales will increase, depend on retaining reimbursement by Medicare carriers, workers' compensation programs, managed care and private insurance payors. Increased sales of incontinence products also depend on the Company's ability to obtain Medicare reimbursement approval for the Company's pelvic floor stimulation products. In addition, other general market conditions and competitive factors within the rehabilitation market, including the introduction of new products or technology by competitors, could adversely effect sales.

- The expectation of a slight decrease in the gross profit percentage depends on the actual product mix, prices from suppliers, other market conditions and actual manufacturing and distribution efficiencies.

- The expectation that the Company will increase marketing expenditures related to recently launched products depends on market acceptance and the necessary support for such products.

- The Company's intention to continue its stock repurchase program in 1998 depends on the market conditions and the Company's cash position.

- The sufficiency of the Company's cash and cash equivalents and short-term investments, together with cash flow from operations, depends on general market conditions and competitive conditions.

- The Company's products are regulated under the federal Food, Drug and Cosmetic Act, and the Company is required to secure clearance from the U.S. Food and Drug Administration (FDA) prior to marketing new products. Lack of clearance or delays in securing clearance could negatively impact sales of new products.

- If the Company is not successful in meeting the needs of patients, providers and payors in the orthopedic rehabilitation and incontinence treatment markets, its financial goals will likely not be met.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to List of Financial Statements and Financial Statement Schedule, along with such financial statements, immediately following the signature page of this Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
          DISCLOSURE

None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding the Company's directors included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998 under the caption "Election of Directors" is incorporated herein by reference.

The information required by Item 10 regarding the Company's executive officers is set forth in Part I of this report.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998 under the caption "Compliance with Section 16 (a) of the Exchange Act" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The information required by Item 12 regarding voting securities and principal holders thereof included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998 under the caption "Principal Shareholders and Management Ownership" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) AND (2)  --  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     See Index to Consolidated Financial Statements and Schedules, which begins on Page F-1 immediately following the signature page to this report.

     (3)  --  EXHIBITS.

     (3.1) Restated Articles of Incorporation, as amended, have been filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996, and are included herein by reference pursuant to Rule 12b-32.

     (3.2) Bylaws together with amendment adopted June 12, 1986 have been filed as Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and are included herein by reference pursuant to Rule 12b-32.

     (4.1)          Certificate for shares of Common Stock has been filed as
                    Exhibit 4.1 to the Company's Registration Statement on Form S-2, Registration No. 33-42568, and is incorporated herein by reference pursuant to Rule 12b-32.

     (10.1) Employment agreement with Donald D. Maurer dated May 1, 1993 has been filed as Exhibit 10.3 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.2) Empi, Inc. 1987 Stock Option Plan together with forms of incentive and non-qualified option agreements has been filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.3) Amendment to Empi, Inc. 1987 Stock Option Plan has been filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.4) Amendment to Empi, Inc. 1987 Stock Option Plan dated December 22, 1992 has been filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.5) Amendment to Empi, Inc. 1987 Stock Option Plan dated February 9, 1995 has been filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by reference pursuant Rule 12b-32.*

     (10.6) Employment agreement with Joseph E. Laptewicz dated October 1, 1994 has been filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference pursuant to Rule 12b-32.*

     (10.7) Lease dated June 14, 1996 between the Company and Cardigan Investments, a limited Partnership, covering office/light manufacturing space in St. Paul, Minnesota has been filed as
                    Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, and is included herein by reference pursuant to Rule 12b-32.

     (10.8) Empi, Inc. 1997 Employee Stock Purchase Plan has been filed as Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by reference pursuant to Rule 12b-32.*

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K - CONTINUED

     (10.9) Empi, Inc. 1997 Stock Option Plan together with forms of incentive and non-qualified option agreements.*

     (10.10)        Separation Agreement with Donald D. Maurer dated May 1,
                    1997.*

     (21)           A list of Subsidiaries of the Company has been filed as
                    Exhibit 21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

     (23)           Consent of Independent Auditors.

     (24)           Power of Attorney for Joseph E. Laptewicz Jr., Patrick D.
                    Spangler, Donald D. Maurer, Scott R. Anderson, M. Nazie Eftekhari, Kenneth F. Tempero, and Everett F. Carter. (Included on signature page of this report.)


     (27)           Financial Data Schedule (Filed only in electronic format.)

*    Management contract or compensatory plan.


(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)  EXHIBITS

     The response to this portion of Item 14 (a) (3) is submitted as a separate section of this Report.

(d)  FINANCIAL STATEMENT SCHEDULE

     See Index to Consolidated Financial Statements and Financial Statement Schedule beginning on Page F-1 immediately following the signature page of this Report.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EMPI, INC.

March 16, 1998                By             /s/ Joseph E. Laptewicz, Jr.
                                             -----------------------------------
                                              Joseph E. Laptewicz Jr., President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 (Power of Attorney)

Each person whose signature appears below constitutes and appoints Joseph E. Laptewicz Jr. and Patrick D. Spangler as his/her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


March 16, 1998                /s/ Joseph E. Laptewicz, Jr.
                              -------------------------------------------------
                               Joseph E. Laptewicz Jr., President, Chief
                               Executive Officer and Director (Principal
                               Executive Officer)

March 16, 1998                /s/ Patrick D. Spangler
                              -------------------------------------------------
                               Patrick D. Spangler, Vice President, Chief
                               Financial Officer and Assistant Secretary
                               (Principal Financial and Accounting Officer)

March 16, 1998                /s/ Donald D. Maurer
                              -------------------------------------------------
                               Donald D. Maurer, Chairman Emeritus

March 16, 1998                /s/ Scott R. Anderson
                              -------------------------------------------------
                               Scott R. Anderson, Chairman

March 16, 1998                /s/ M. Nazie Eftekhari
                              -------------------------------------------------
                               M. Nazie Eftekhari, Director

March 16, 1998                /s/ Kenneth F. Tempero
                              -------------------------------------------------
                               Kenneth F. Tempero, Director

March 16, 1998
                              -------------------------------------------------
                               Harold G. Olson, Director

March 16, 1998                /s/ Everett F. Carter
                              -------------------------------------------------
                               Everett F. Carter, Director

                              ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM  14 (a)  (1)  AND  (2),  AND  ITEM  14 (d)

                             LIST OF FINANCIAL STATEMENTS
                           AND FINANCIAL STATEMENT SCHEDULE

                          CONSOLIDATED FINANCIAL STATEMENTS
                             FINANCIAL STATEMENT SCHEDULE

                             YEAR ENDED DECEMBER 31, 1997



                                     EMPI, INC.

                                 ST. PAUL, MINNESOTA

                          CONSOLIDATED FINANCIAL STATEMENTS

                                      EMPI, INC.

                        YEARS ENDED DECEMBER 31, 1997 AND 1996

FORM 10-K -- ITEM  14 (a)  (1)  and  (2)


                                     EMPI, INC.

               INDEX TO LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE


1.   FINANCIAL STATEMENTS                                                  PAGE
                                                                           ----

     Report of Independent Auditors....................................... F-4

     Report of Management................................................. F-5

     Consolidated Balance Sheets -- December 31, 1997 and 1996............ F-6

     Consolidated Statements of Operations -- Years ended December 31,
     1997, 1996 and 1995.................................................. F-7

     Consolidated Statements of Shareholders' Equity --
     Years ended December 31, 1997, 1996 and 1995......................... F-8

     Consolidated Statements of Cash Flows --
     Years ended December 31, 1997, 1996 and 1995......................... F-9

     Notes to Consolidated Financial Statements -- December 31, 1997...... F-10

2.   FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts..................... F-16

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Empi, Inc.

We have audited the accompanying consolidated balance sheets of Empi, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empi, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


Minneapolis, Minnesota
January 23, 1998

                                REPORT OF MANAGEMENT


Management is responsible for the accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. In management's opinion, the consolidated financial statements present fairly the Company's financial position, results of operations and cash flows. In addition, information and representations included in the Company's Annual Report are consistent with the financial statements.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. Corporate financial management continually evaluate the adequacy and effectiveness of this system of internal accounting policies, procedures and controls, and actions are taken to correct deficiencies as they are identified.

The Audit Committee of the Board of Directors is comprised solely of nonemployee directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The Audit Committee meets regularly and on special occasions, as needed, with corporate financial management and the independent auditors to review their activities. The independent auditors have full and free access to the Audit Committee to discuss the results of their work, the adequacy of internal financial controls and the quality of financial reporting.




/s/ Joseph E. Laptewicz, Jr.
Joseph E. Laptewicz, Jr.
President and Chief Executive Officer



/s/ Patrick D. Spangler
Patrick D. Spangler
Vice President, Chief Financial Officer and Assistant Secretary

EMPI, INC. CONSOLIDATED BALANCE SHEETS



                                                            DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                         1997         1996
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                           $     3,020   $    2,849
  Short-term investments                                   21,480       17,215
  Accounts receivable, less allowances
    ($4,881 -- 1997;  $5,062 -- 1996)                      18,046       16,458
  Inventories                                               8,003        7,320
  Deferred income taxes                                     3,874        5,002
  Other                                                     1,072          707
                                                      -----------   ----------
    Total current assets                                   55,495       49,551

Equipment and improvements:
  Equipment                                                12,558       10,995
  Furniture and fixtures                                    1,663        1,630
  Leasehold improvements                                    3,275        3,287
                                                      -----------   ----------
                                                           17,496       15,912

  Less accumulated depreciation and amortization           10,990        8,822
                                                      -----------   ----------
    Net equipment and improvements                          6,506        7,090

Other assets                                                1,892        3,714
                                                      -----------   ----------
Total assets                                          $    63,893   $   60,355
                                                      -----------   ----------
                                                      -----------   ----------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     1,990   $    2,455
  Customer advances                                           332          514
  Employee compensation                                     1,655        1,792
  Commissions payable                                         526          596
  Current portion of long-term debt                           269          287
  Income taxes                                               ----          386
  Other                                                       366          335
                                                      -----------   ----------
    Total current liabilities                               5,138        6,365

Long-term debt, less current portion                           66          333

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 25,000,000
    Issued and outstanding shares -
      8,032,011 in 1997 and 8,219,940 in 1996               9,847       15,331
  Retained earnings                                        48,842       38,326
                                                      -----------   ----------
    Total shareholders' equity                             58,689       53,657
Total liabilities and shareholders' equity            $    63,893   $   60,355
                                                      -----------   ----------
                                                      -----------   ----------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        YEAR ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1997           1996           1995
--------------------------------------------------------------------------------------

  Net sales                                    $ 73,468     $   70,630     $   67,342
  Cost of goods sold                             19,073         18,459         17,688
                                               --------------------------------------
    Gross profit                                 54,395         52,171         49,654

  Operating expenses:

    Selling, general and administrative          34,306         34,275         33,895
    Research and development                      3,984          3,476          3,424
                                               --------------------------------------
      Total operating expenses                   38,290         37,751         37,319
                                               --------------------------------------
    Income from operations                       16,105         14,420         12,335
  Other income, net                                 995            795            783
                                               --------------------------------------
    Income before income taxes                   17,100         15,215         13,118
  Income tax expense                              6,584          5,858          5,116
                                               --------------------------------------
    Net income                                 $ 10,516     $    9,357     $    8,002
                                               --------------------------------------
                                               --------------------------------------

  Diluted net income per share                 $   1.27     $     1.08     $     0.90
                                               --------------------------------------
                                               --------------------------------------

  Diluted weighted average shares outstanding     8,258          8,660          8,899
                                               --------------------------------------
                                               --------------------------------------


  Basic net income per share                   $   1.30     $     1.11     $     0.93
                                               --------------------------------------
                                               --------------------------------------

  Weighted average shares outstanding             8,077          8,448          8,588
                                               --------------------------------------
                                               --------------------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                      COMMON STOCK           RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)            SHARES         AMOUNT        EARNINGS
-------------------------------------------------------------------------------------

Balance January 1, 1995                       8,570,371       $ 24,033       $ 20,967
  Exercise of stock options                      57,025            470              -
  Tax benefits of stock options                       -            105              -
  Employee stock purchase plan                  103,263            722              -
  Purchase and retirement of stock              (62,000)        (1,220)             -
  Net income                                          -              -          8,002
                                             ----------------------------------------

Balance December 31, 1995                     8,668,659         24,110         28,969
  Exercise of stock options                      60,384            411              -
  Tax benefits of stock options                       -            311              -
  Employee stock purchase plan                   18,897            359              -
  Purchase and retirement of stock             (528,000)        (8,160)             -
  Purchase and retirement of warrant rights           -         (1,700)             -
  Net income                                          -              -          9,357
                                             ----------------------------------------

Balance December 31, 1996                     8,219,940         15,331         38,326
  Exercise of stock options                     318,159          3,897              -
  Tax benefits of stock options                       -            720              -
  Employee stock purchase plan                   23,212            354              -
  Purchase and retirement of stock             (529,300)       (10,455)             -
  Net income                                          -            -           10,516
                                             ----------------------------------------

Balance December 31, 1997                     8,032,011       $  9,847       $ 48,842
                                             ----------------------------------------
                                             ----------------------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31
(IN THOUSANDS)                                                         1997           1996           1995
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                         $ 10,516       $  9,357       $  8,002
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                     3,648          3,506          3,512
    Provision for deferred income taxes                               1,128           (160)          (566)
    Gain on sale of long-term investments                                 -              -            (70)
    Loss on sale of equipment                                             5            101             56
    Provision for loss on accounts receivable                         2,442          2,216          2,565
    Changes in operating assets and liabilities:

      Accounts receivable                                            (4,030)        (2,828)        (1,586)
      Inventories                                                      (683)           949           (782)
      Accounts payable and accrued expenses                            (854)           731            145
      Income taxes payable                                              334             63            155
      Other                                                            (243)           (50)            25
                                                                   ----------------------------------------
          Net cash provided by operating activities                  12,263         13,885         11,456

INVESTING ACTIVITIES
Maturities of short-term investments                                 21,020         17,624          3,180
Purchase of short-term investments                                  (25,285)       (19,749)       (11,790)
(Additions of) reductions in other assets                               405           (233)          (115)
Purchase of equipment and improvements                               (1,743)        (4,013)        (1,785)
                                                                   ----------------------------------------
          Net cash used in investing activities                      (5,603)        (6,371)       (10,510)

FINANCING ACTIVITIES
Payments on long-term debt                                             (285)        (1,524)          (619)
Purchase and retirement of common stock and warrant rights          (10,455)        (9,860)        (1,220)
Proceeds from exercise of common stock options                        4,251            770          1,190
                                                                   ----------------------------------------
          Net cash used in financing activities                     ( 6,489)       (10,614)          (649)
                                                                   ----------------------------------------

                                                                   ----------------------------------------
Net increase (decrease) in cash and cash equivalents                    171         (3,100)           297
Cash and cash equivalents at beginning of year                        2,849          5,949          5,652
                                                                   ----------------------------------------
Cash and cash equivalents at end of year                           $  3,020       $  2,849       $  5,949
                                                                   ----------------------------------------
                                                                   ----------------------------------------


SEE ACCOMPANYING NOTES.

EMPI, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company develops, manufactures and distributes non-invasive biomedical devices and accessories for applications in the orthopedic rehabilitation and incontinence treatment markets. The primary market for the Company's products is in the United States. The Company also does a small percentage of business in Canada, Europe and the Far East.

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

INVESTMENTS

Short-term investments, consisting of debt securities and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at cost, which approximates fair value.

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

OTHER ASSETS

Other assets consist primarily of intangible assets including goodwill, non-compete agreements, costs paid to wholesale distributors for territorial distribution rights and patent costs. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from four to seven years. Accumulated amortization was $7,201,000 and $5,887,000 at December 31, 1997 and 1996, respectively.


IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," requiring dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average diluted shares outstanding, which includes the dilutive effect of options outstanding. SFAS No. 128 was adopted by the Company on December 31, 1997. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

RECLASSIFICATION

Certain prior year items have been reclassified to conform to current year presentation.

NOTE 2. INVESTMENTS

Investments consist of the following:


                                            DECEMBER 31
                                          1997       1996
                                        --------------------
                                             (IN THOUSANDS)

    Municipal bonds                     $ 11,874    $  6,813
    U. S. Government bonds                 9,606       5,402
    Preferred stock                            -       5,000
    Cash equivalents                         662       1,319
                                        --------------------
                                        $ 22,142    $ 18,534
                                        --------------------
                                        --------------------

Interest income included in other income was $1,031,000, $1,039,000, and $798,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 3. INVENTORIES

Inventories consist of the following:


                                             DECEMBER 31
                                           1997       1996
                                         --------------------
                                            (IN THOUSANDS)

     Finished goods                      $ 5,515     $ 5,399
     Work in process                         556         678
     Raw materials                         1,932       1,243
                                         --------------------
                                         $ 8,003     $ 7,320
                                         --------------------
                                         --------------------

NOTE 4. BORROWINGS

Long-term borrowings consist of:


                                             DECEMBER 31
                                           1997       1996
                                           ------------------
                                           (IN THOUSANDS)

     Notes payable                         $ 335       $ 620
     Less current maturities                 269         287
                                           ------------------
                                            $ 66       $ 333
                                           ------------------
                                           ------------------

Notes payable at December 31, 1997 and 1996 consists entirely of debt issued in conjunction with dealer acquisitions and non-compete agreements.

Annual maturities of long-term debt are: 1998--$269,000 and 1999--$66,000.

Total interest paid for the years ended December 31, 1997, 1996 and 1995 was $2,000, $79,000 and $121,000, respectively. Interest expense included in other income (expense) was $2,000, $69,000 and $114,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5. INCOME TAXES

At December 31, 1997, the Company has a net operating loss carryforward of $861,000 for income tax purposes, resulting from the Company's 1993 acquisition of Physical Health Devices, Inc., which will expire in the year 2007. The Company's ability to utilize the net operating loss carryforward will be subject to Internal Revenue Code Section 382 limitations. For financial reporting purposes, at December 31, 1996, a valuation allowance of $332,000 had been recognized to offset the deferred tax asset related to the carryforward. In the second quarter of 1997, the Company determined that recognition of the deferred tax asset was probable and reversed the valuation allowance, reducing the goodwill related to the acquisition of Physical Health Devices, Inc.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                  1997           1996
                                                -----------------------
                                                     (IN THOUSANDS)

Deferred tax assets:
  Allowance for doubtful accounts               $ 2,053        $ 3,716
  Amortization of non-compete agreement             805            592
  Accrued expenses                                  316            234
  Inventory                                         300            257
  Other                                             675            747
                                                ----------------------
Total deferred tax assets                         4,149          5,546
Deferred tax liabilities                           (275)          (165)
                                                ----------------------
Net deferred tax assets                           3,874          5,381
Valuation allowance for deferred tax assets           -           (379)
                                                ----------------------
                                                $ 3,874        $ 5,002
                                                ----------------------
                                                ----------------------



                                    1997           1996           1995
                                 ---------------------------------------
                                             (IN THOUSANDS)

Current:
  Federal                        $ 4,834        $ 5,040        $ 4,811
  State                              622            978            871
Deferred:
  Federal                            999           (118)          (504)
  State                              129            (42)           (62)
                                 --------------------------------------
                                 $ 6,584        $ 5,858        $ 5,116
                                 --------------------------------------
                                 --------------------------------------

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                    1997           1996           1995
                                  ------------------------------------
Statutory rate                     34.0%          34.0%          34.0%
Increase resulting from:
  State taxes, net of federal
   tax benefit                      4.0            4.0            4.0
  Amortization of goodwill           -             0.5            1.0
  Other                             0.5             -              -
                                  ------------------------------------
Effective rate                     38.5%          38.5%          39.0%
                                  ------------------------------------
                                  ------------------------------------

Total income taxes paid during the years ended December 31, 1997, 1996 and 1995 were $4,845,000, $5,876,000 and $5,469,000, respectively.

NOTE 6.  STOCK PLANS

The Company has a qualified and nonqualified stock option plan for officers, key employees and nonemployee directors. The options are granted at fair market value and are exercisable over periods up to 10 years from grant date in various increments. Shares reserved in the Company's 1987 and 1997 Stock Option Plans for issuance upon the exercise of warrants and options were 1,187,281 at December 31, 1997.

Option activity in the stock option plans is summarized as follows:




                                          QUALIFIED    NON-QUALIFIED      WEIGHTED
                                           OPTION         OPTION      AVERAGE EXERCISE
                                           SHARES         SHARES           PRICE
                                        ----------------------------------------------

Balance January 1, 1995                    393,820        304,757        $ 12.52
  Granted                                   77,015         31,568           8.73
  Canceled/expired                         (16,700)        (2,500)         21.21
  Exercised                                (42,025)       (15,000)          9.42
                                        ---------------------------

Balance December 31, 1995                  412,110        318,825          11.97
                                        ---------------------------
  Granted                                   77,104         26,846          21.36
  Canceled/expired                         (96,013)       (30,806)         15.13
  Exercised                                (44,479)       (15,905)          6.82
                                        ---------------------------

Balance December 31, 1996                  348,722        298,960          13.34
                                        ---------------------------
  Granted                                   67,182         46,400          17.85
  Canceled/expired                         (52,655)        (8,106)         17.51
  Exercised                               (184,906)      (133,253)         12.25
                                        ---------------------------

Balance December 31, 1997                  178,343        204,001        $ 14.93
                                        ---------------------------
                                        ---------------------------


As of December 31, 1997 there were 150,450 options outstanding with exercise prices between $7.50 and $8.75, 135,344 options outstanding with exercise prices between $9.88 and $17.88, and 96,550 options outstanding with exercise prices between $19.25 and $28.00. At December 31, 1997 outstanding options had a weighted average remaining contractual life of 7 years. The number of options exercisable as of December 31, 1997, 1996 and 1995 were 76,055, 213,725 and 158,000, respectively, at weighted average exercise prices of $12.96, $13.30 and $14.27.

The Company also has an Employee Stock Purchase Plan. The Plan enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company's common stock at 85 percent of market value. At December 31, 1997, 276,788 shares are reserved for future employee purchases of stock under the Plan.

The fair value of stock options used to compute pro forma net income and earnings per share disclosures, as prescribed by SFAS No. 123, is the estimated present value at grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 61.36%; a risk free interest rate of 5.66% and an expected holding period of 3.79 years.

The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $8.86, $10.47 and $4.48, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:



                                                   1997            1996           1995
                                             -----------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income:                   As reported    $   10,516     $    9,357     $     8,002
                              Pro forma           9,933          9,051           7,613

Diluted earnings per share:   As reported    $     1.27     $     1.08     $      0.90
                              Pro forma            1.20           1.05            0.86

Basic earnings per share:     As reported    $     1.30     $     1.08     $      0.93
                              Pro forma            1.23           1.05            0.89

Note: The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 7. CAPITAL STOCK

The Company purchased and retired 529,300 shares of common stock for $10.5 million and 528,000 shares of common stock for $8.2 million in 1997 and 1996, respectively.

In 1996, the Company purchased and retired 250,000 warrant rights for $1.7 million which were originally issued in conjunction with the 1992 acquisition of the Nortech division of Medtronic, Inc.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      1997           1996           1995
-------------------------------------------------------------------------------------------------------------------

Net income                                                                $    10,516      $   9,357     $    8,002

Denominator for earnings per share:
   Weighted average shares; denominator for basic earnings per share            8,077          8,448          8,588

   Effect of dilutive securities:
      Employee  and nonemployee stock options                                     181            212            311
                                                                          -----------------------------------------

   Dilutive common shares; denominator for diluted earnings per share           8,258          8,660          8,899
                                                                          -----------------------------------------
                                                                          -----------------------------------------

Basic earnings per share                                                  $      1.30      $    1.11     $     0.93
                                                                          -----------------------------------------
                                                                          -----------------------------------------

Diluted earnings per share                                                $      1.27      $    1.08     $     0.90
                                                                          -----------------------------------------
                                                                          -----------------------------------------


NOTE 9. LEASES

The Company leases office space under noncancelable operating leases. These leases expire on various dates through 2006.

Future minimum payments under all lease arrangements subsequent to 1997 are:
1998--$567,000, 1999--$564,000, 2000--$564,000, 2001--$564,000, 2002--$564,000,
and thereafter--$2,142,000.

Rent expense for the years ended December 31, 1997, 1996 and 1995 was $576,000, $660,000 and $526,000, respectively.

NOTE 10. RETIREMENT PLAN

The Company has a Retirement Profit Sharing and Savings Plan under
Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. For every dollar the employee contributes up to 6% of their income, the Company will contribute $.50. In 1997, 1996 and 1995, the Company's matching contribution was $444,000, $404,000 and $421,000, respectively.

EMPI, INC. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                             YEAR ENDED DECEMBER 31, 1997
                                    (IN THOUSANDS)




---------------------------------------------------------------------------------------------------------------------------------
            Col. A                  Col. B                         Col. C                          Col. D             Col. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                                 ---------
                                                          (1)                                       (2)
                                                                        Charged to Other
                                 Beginning Of      Charged to Costs        Accounts --          Deductions -    Balance at End
   Description                      Period           and Expenses           Describe              Describe         of Period
---------------------------------------------------------------------------------------------------------------------------------

 Year ended
   December 31, 1997:
   Allowance for
   doubtful accounts               $  5,062            $  2,442             $    -0-              $  2,623            $ 4,881

      Inventory reserve               2,769                 128                  -0-                   289              2,608
                                   --------            --------             --------              --------            -------

 Total                             $  7,831            $  2,570             $    -0-              $  2,912            $ 7,489
                                   --------            --------             --------              --------            -------
                                   --------            --------             --------              --------            -------

 Year ended
      December 31, 1996:
      Allowance for
      doubtful accounts            $  5,966            $  2,416             $    -0-              $  3,320            $ 5,062

      Inventory reserve               2,757                 766                  -0-                   754              2,769
                                   --------            --------             --------              --------            -------

 Total                             $  8,723            $  3,182             $    -0-              $  4,074            $ 7,831
                                   --------            --------             --------              --------            -------
                                   --------            --------             --------              --------            -------

 Year ended
      December 31, 1995:
      Allowance for
      doubtful accounts            $  7,684            $  2,565             $    -0-              $  4,283            $ 5,966

      Inventory reserve            $  2,490                 875                  -0-                   608              2,757
                                   --------            --------             --------              --------            -------

 Total                             $ 10,174            $  3,440             $    -0-              $  4,891            $ 8,723
                                   --------            --------             --------              --------            -------
                                   --------            --------             --------              --------            -------


(1) Provisions for write-off of uncollectable receivables and inventory adjustments.

(2) Represents write-offs of doubtful accounts, net of recoveries, and write-offs and disposals of inventory.