Form 10-K/A
period 1997-12-31
EMPI INC
filed 1998-04-01
CIK 317032

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                               ----------------------
                                   FORM 10-K/A-1
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-9387

                                     Empi, Inc.
               (Exact name of registrant as specified in its charter)

                    MINNESOTA                          41-1310335
         (State or other jurisdiction of           (I.R.S. employer
         incorporation or organization)             identification no.)

             599 CARDIGAN ROAD
            ST. PAUL, MINNESOTA                           55126
     (Address of principal executive offices)           (Zip code)

        Registrant's telephone number, including area code  (612)  415-9000
                               ---------------------

        Securities registered pursuant to Section 12 (b) of the Act:  NONE

           Securities registered pursuant to Section 12 (g) of the Act:

                             NO PAR VALUE COMMON STOCK
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes/x/    No   / /

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) AND (2)  --     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     See Index to Consolidated Financial Statements and Schedules, which begins on Page F-1 immediately following the signature page to this report (previously filed).

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

     (10.9)** Empi, Inc. 1997 Stock Option Plan together with forms of incentive and non-qualified option agreements.*

     (10.10)** Separation Agreement with Donald D. Maurer dated May 1, 1997.*

     (21)      A list of Subsidiaries of the Company has been filed as
               Exhibit 21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

     (23)**    Consent of Independent Auditors.

     (24)** Power of Attorney for Joseph E. Laptewicz Jr., Patrick D. Spangler, Donald D. Maurer, Scott R. Anderson, M. Nazie Eftekhari, Kenneth F. Tempero, and Everett F. Carter.

     (27.1) Financial Data Schedule for fiscal year ended December 31, 1997 (Filed only in electronic format).

     (27.2) Financial Data Schedule for fiscal years ended December 31, 1995 and 1996 and Quarters 1,2 and 3 of 1996 (Filed only in electronic format).

     (27.3) Financial Data Schedule for Quarters 1,2 and 3 of 1997 (Filed only in electronic format).

*Management contract or compensatory plan.
**Previously filed

(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) EXHIBITS

    The response to this portion of Item 14 (a) (3) is submitted as a separate section of this Report (previously filed).

(d) FINANCIAL STATEMENT SCHEDULE

    See Index to Consolidated Financial Statements and Financial Statement Schedule beginning on Page F-1 immediately following the signature page of this Report (previously filed).

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EMPI, INC.


March 31, 1998           By        /s/ Joseph E. Laptewicz, Jr.
                                   --------------------------------------
                                   Joseph E. Laptewicz Jr., President and Chief
                                   Executive Officer;
                                   * Attorney-in-Fact pursuant to Power of
                                   Attorney filed with Form 10-K for year ended
                                   December 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1998                     /s/ Joseph E. Laptewicz, Jr.
                                   --------------------------------------
                                   Joseph E. Laptewicz Jr., President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

March 31, 1998                            *
                                   --------------------------------------
                                   Patrick D. Spangler, Vice President,
                                   Chief Financial Officer and Assistant
                                   Secretary (Principal Financial and
                                   Accounting Officer)

March 31, 1998                            *
                                   --------------------------------------
                                   Donald D. Maurer, Chairman Emeritus

March 31, 1998                            *
                                   --------------------------------------
                                   Scott R. Anderson, Chairman

March 31, 1998                            *
                                   --------------------------------------
                                   M. Nazie Eftekhari, Director

March 31, 1998                            *
                                   --------------------------------------
                                   Kenneth F. Tempero, Director

March 31, 1998
                                   --------------------------------------
                                   Harold G. Olson, Director

March 31, 1998                            *
                                   --------------------------------------
                                   Everett F. Carter, Director