Form 10-Q
period 1998-03-31
EMPI INC
filed 1998-05-14
CIK 317032

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

                     For Quarter Ended             MARCH 31, 1998
                                       ---------------------------------

                     Commission File Number               0-9387
                                          ------------------------------

                                      EMPI, INC.

                (Exact name of registrant as specified in its charter)



                Minnesota                                 41-1310335
      -------------------------------                --------------------
     (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                 identification no.)

            599 Cardigan Road
           St. Paul, Minnesota                           55126-4099
          -----------------------                     ------------------
          (Address of principal                          (Zip code)
           executive offices)

Registrant's telephone number, including area code    (612)  415-9000
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /

7,026,920 shares of common stock were outstanding as of May 8, 1998.

                                      EMPI, INC.

              INDEX                                                       PAGE

Part I.       FINANCIAL INFORMATION

     Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                           3

              Unaudited Consolidated Statements of Operations
              for the periods ended March 31, 1998 and 1997                  4

              Unaudited Consolidated Statements of Cash Flows
              for the periods ended March 31, 1998 and 1997                  5


              Notes to Unaudited Consolidated Financial Statements           6

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                           8

Part II.      OTHER INFORMATION                                             10

              SIGNATURES                                                    11

                          PART I  - -  FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                     EMPI, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                      March 31         December 31
                                                        1998               1997
                                                    -----------        -----------
                                                            (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  5,290           $  3,020
  Short-term investments                              17,364             21,480
  Accounts receivable, less allowances                16,913             18,046
  Inventories - Note B                                 8,242              8,003
  Deferred income taxes                                3,874              3,874
  Other                                                1,175              1,072
                                                    --------            --------
              TOTAL CURRENT ASSETS                    52,858             55,495

PROPERTY, PLANT AND EQUIPMENT--NET                     6,067              6,506

OTHER ASSETS                                           1,592              1,892
                                                    --------            --------
                                                    $ 60,517           $ 63,893
                                                    --------            --------
                                                    --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  1,956           $  1,990
  Customer advances                                      316                332
  Employee compensation                                1,287              1,655
  Commissions payable                                    507                526
  Current portion of long-term debt                      269                269
  Income taxes                                         1,402                ---
  Other                                                  387                366
                                                    --------            --------

  TOTAL CURRENT LIABILITIES                            6,124              5,138

LONG-TERM DEBT, LESS CURRENT PORTION                      66                 66

SHAREHOLDERS' EQUITY:
  Common stock                                         2,944              9,847
  Retained earnings                                   51,383             48,842
                                                    --------            --------

              TOTAL SHAREHOLDERS' EQUITY              54,327             58,689
                                                    --------            --------

                                                    $ 60,517           $ 63,893
                                                    --------            --------
                                                    --------            --------


See notes to consolidated financial statements.

FORM 10-Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                                     EMPI, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31
                                                              1998               1997
                                                           ---------           ---------
                                                        (In thousands, except per share data)
Net sales                                                 $  16,997            $  18,025
Cost of goods sold                                            4,255                4,723
                                                           ---------           ---------

GROSS PROFIT                                                 12,742               13,302

Operating expenses:
  Selling, general and administrative                         8,103                8,649
  Research and development                                      841                  968
                                                           ---------           ---------
    Total operating expenses                                  8,944                9,617
                                                           ---------           ---------
INCOME FROM OPERATIONS                                        3,798                3,685
Other income, net                                               333                  229
                                                           ---------           ---------
INCOME BEFORE INCOME TAXES                                    4,131                3,914

Income tax expense                                            1,590                1,507
                                                           ---------           ---------
NET INCOME                                                $   2,541            $   2,407
                                                           ---------           ---------
                                                           ---------           ---------
DILUTED EARNINGS PER SHARE                                $     .32            $     .29
                                                           ---------           ---------
                                                           ---------           ---------

  Diluted weighted average shares outstanding--Note C         7,927                8,369
                                                           ---------           ---------
                                                           ---------           ---------
BASIC EARNINGS PER SHARE                                  $     .32            $     .30
                                                           ---------           ---------
                                                           ---------           ---------

  Weighted average shares outstanding--Note C                 7,821                8,157
                                                           ---------           ---------
                                                           ---------           ---------


See notes to consolidated financial statements.

FORM 10-Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                                     EMPI, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                                               Three Months Ended
                                                                                   March 31
                                                                          1998               1997
                                                                        --------            -------
                                                                               (In thousands)

OPERATING ACTIVITIES
     Net income                                                         $  2,541            $  2,407
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                       859                 961
         Provision for deferred income taxes                                ----                (486)
         Provision for loss on accounts receivable                           557                 511
         Changes in operating assets and liabilities:
           Accounts receivable                                               576                (670)
           Inventories                                                      (239)               (532)
           Accounts payable and accrued expenses                            (438)               (933)
           Income taxes payable                                            1,402                 602
           Other                                                             (81)                248
                                                                        --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  5,177               2,108

INVESTING ACTIVITIES
     Maturities of short-term investments                                  5,079               2,295
     Purchase of short-term investments                                     (963)             (2,351)
     Reductions in other assets                                              ---                 381
     Purchase of equipment and improvements                                 (120)               (633)
                                                                        --------            --------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                         3,996                (308)


FINANCING ACTIVITIES
   Purchases and retirement of common stock                               (7,096)             (2,955)
   Proceeds from exercise of common stock options                            193                 490
                                                                        --------            --------

NET CASH USED IN FINANCING ACTIVITIES                                     (6,903)             (2,465)
                                                                        --------            --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                           2,270                (665)

     Cash and cash equivalents at beginning of year                        3,020               2,849
                                                                        --------            --------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                           $  5,290            $  2,184
                                                                        --------            --------
                                                                        --------            --------



See notes to consolidated financial statements.

FORM 10-Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                                     EMPI, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

NOTE B  -  INVENTORIES


                                                  March 31       December 31
                                                    1998            1997
                                                ----------       -----------
                                                       (In thousands)
 Finished goods                                 $  5,753          $  5,515
 Work in process                                     696               556
 Raw materials                                     1,793             1,932
                                                --------          --------

                                                $  8,242          $  8,003
                                                --------          --------
                                                --------          --------


FORM 10-Q  -  -  PART I  -  ITEM 1 (CONTINUED)

NOTE C  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Three Months Ended
                                                            March 31
                                                        1998           1997
                                                     --------       --------
                                           (In thousands, except per share data)
Net income                                           $ 2,541        $ 2,407

Denominator for earnings per share:

Weighted average shares; denominator
   for basic earnings per share                        7,821          8,157

  Effect of dilutive securities:
   Employee and nonemployee stock options                106            212
                                                     --------       --------
  Dilutive common shares; denominator
   for diluted earnings per share                      7,927          8,369
                                                     -------        -------
                                                     -------        -------

Basic earnings per share                             $   .32        $   .30
                                                     -------        -------
                                                     -------        -------

Diluted earnings per share                           $   .32        $   .29
                                                     -------        -------
                                                     -------        -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

SALES

Empi, Inc.'s ("Empi" or the "Company") net sales for the 1998 first quarter totaled $17.0 million compared to 1997 first quarter sales of $18.0 million, a decrease of 6 percent. This percentage decrease in net sales was a result of a 4 percent reduction in volume, combined with a 2 percent reduction in average selling price. Electrotherapy sales accounted for approximately 62 percent and 67 percent of total sales for the first quarters of 1998 and 1997, respectively. The electrotherapy product group experienced a 13 percent reduction in sales compared to the same period last year as the Company continues to encounter pricing pressures from third-party payors. The Company achieved sales growth of 11 percent growth within the iontophoretic drug delivery group, 4 percent growth within its orthotics product group and 13 percent growth in its incontinence product line. International sales for the first quarter, as a percentage of total sales, decreased to 2 percent compared to 5 percent for the same period last year.

GROSS PROFIT

Gross profit for the 1998 first quarter was $12.7 million compared to $13.3 million for the 1997 first quarter, a decrease of 4 percent. Gross profit as a percentage of sales for the first quarters of 1998 and 1997 was 75 percent and 74 percent, respectively. Continued manufacturing efficiencies combined with the decrease in international sales, which have lower gross margins, offset the reduction in average selling price. The Company anticipates that gross profit, as a percentage of sales, will remain near its current level or experience a slight decrease due to on-going price erosion and a continued increase in orthotic products in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the first quarter were $8.1 million and $8.6 million in 1998 and 1997, respectively. Stated as a percentage of sales, selling, general and administrative expenses were 48 percent in both the first quarters of 1998 and 1997. Selling expenses were down 5 percent as compared to the same quarter last year, which was primarily driven by reduced commission expenses resulting from a decrease in revenues. As compared to the same quarter last year, general and administrative expenses were down 10 percent mainly due to a decrease in facility related expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased to $841,000 in the first quarter of 1998 compared to $968,000 in the first quarter of 1997, due primarily to a restructuring of the department in the last quarter of 1997. Stated as a percentage of sales, research and development costs were 5 percent for the first quarters of 1998 and 1997. Research and development spending continues to be driven by activities related to developing new products, continuation engineering and next-generation products.

FORM 10-Q  -  -  PART I  -  ITEM 2 (Continued)

OTHER INCOME AND EXPENSES

Interest income for the first quarter of 1998 was $253,000 compared to $233,000 in first quarter of 1997. Interest income remained relatively constant from the first quarter of 1998 as compared to the first quarter of 1997, despite an increase in the Company's stock buy-back efforts, due to an increase in the net cash provided by operating activities. The increase in other income in the first quarter of 1998, as compared to the first quarter of 1997, was mainly attributable to an insurance settlement.

NET INCOME

Net income for the first quarter of 1998 was $2.5 million compared to $2.4 million for the first quarter of 1997, an increase of 6 percent. An increased gross margin percentage and an overall decrease in operating expenses of 7 percent were the primary reasons for the improvement in net income despite a 6 percent decrease in sales. The effective tax rate for each of the first quarters of 1998 and 1997 remained flat at 38.5 percent.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's cash and security investments were approximately $22.7 million at March 31, 1998, which reflects a decrease of $1.8 million from year end 1997 primarily due to Empi's continued stock repurchase efforts during the first
quarter of 1998.   Empi purchased a total of 356,900 shares in the first quarter of 1998 at a total cost of approximately $7.1 million. In April 1998, the Board of Directors authorized the expenditure of an additional $15.0 million to continue the repurchase of the Company's shares on the open market. Empi's working capital at March 31, 1998 was $46.7 million, a decrease of approximately $3.7 million compared to December 31, 1997. The current ratio at the end of the first quarter was 8.6 to 1. The Company believes its cash and security investments, together with the cash flow from operations will be sufficient to meet its working capital requirements for the immediate and foreseeable future.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

                          PART II  -  -  OTHER INFORMATION

Item 5.   OTHER INFORMATION

          At the Annual Meeting of Shareholders held at corporate headquarters on April 29, 1998, Harold G. Olson officially resigned from the Board of Directors. Additionally, Bradley J. Beard was appointed by the Board to serve as a Class Three director of the Company for a term of three years.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          EXHIBIT NO.           DESCRIPTION                       PAGE NO.

             (27)         Financial Data Schedule
                         (filed only in electronic format)         -----


     (b) No report on Form 8-K has been filed during the quarter ended March 31, 1998.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    Empi, Inc.


May 13, 1998                 By  /s/ Joseph E. Laptewicz, Jr.
                               ---------------------------------------------
                                           Joseph E. Laptewicz, Jr.
                                   President and Chief Executive Officer
                                        (Principal Executive Officer)

May 13, 1998                 By /s/ Patrick D. Spangler
                               ---------------------------------------------
                                            Patrick D. Spangler
                                 Vice President, Chief Financial Officer and
                                            Assistant Secretary
                                 (Principal Financial and Accounting Officer)