Form 10-Q
period 1998-06-30
EMPI INC
filed 1998-08-14
CIK 317032

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

               For Quarter Ended        June 30, 1998
                                ------------------------------------

               Commission File Number     0-9387
                                     -------------------------------

                                      Empi, Inc.
                                 -------------------
               (Exact name of registrant as specified in its charter)

                Minnesota                               41-1310335
    --------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)                identification no.)

            599 Cardigan Road
           St. Paul, Minnesota                           55126-4099
         -----------------------                        ------------
          (Address of principal                          (Zip code)
           executive offices)

Registrant's telephone number, including area code  (651)  415-9000
                                                   -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/   No   / /


6,756,614 shares of common stock were outstanding as of August 5, 1998.

                                     EMPI, INC.


                      INDEX                                                PAGE
                      -----                                                -----

 Part I.              FINANCIAL INFORMATION


            Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

                      Unaudited Consolidated Balance Sheets as of
                      June 30, 1998 and December 31, 1997                   3

                      Unaudited Consolidated Statements of Operations
                      for the periods ended June 30, 1998 and 1997          4

                      Unaudited Consolidated Statements of Cash Flows
                      for the periods ended June 30, 1998 and 1997          5

                      Notes to Unaudited Consolidated Financial
                      Statements                                            6


            Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                  8


 Part II.             OTHER INFORMATION                                     10

            Item 4.   Submission of Matters to a Vote of Security Holders   10

            Item 6.   Exhibits and Reports on Form 8-K                      10

                      SIGNATURES                                            11


                         PART I  - -  FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                     EMPI, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                         June 30    December 31
                                                           1998        1997
                                                       -----------  -----------
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $  2,345     $ 3,020
     Short-term investments                                 5,050      21,480
     Accounts receivable, less allowances                  17,649      18,046
     Inventories - Note B                                   8,274       8,003
     Deferred income taxes                                  3,747       3,874
     Other                                                  1,110       1,072
                                                         --------     -------
          TOTAL CURRENT ASSETS                             38,175      55,495

PROPERTY, PLANT AND EQUIPMENT - NET                         5,670       6,506

OTHER ASSETS                                                1,303       1,892
                                                         --------     -------
                                                         $ 45,148     $63,893
                                                         --------     -------
                                                         --------     -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  1,975     $ 1,990
     Customer advances                                        357         332
     Employee compensation                                  1,507       1,655
     Commissions payable                                      533         526
     Current portion of long-term debt                        269         269
     Income taxes                                           1,060        ----
     Other                                                    395         366
                                                         --------     -------
          TOTAL CURRENT LIABILITIES                         6,096       5,138

LONG-TERM DEBT, LESS CURRENT PORTION                           66          66

SHAREHOLDERS' EQUITY:
     Common stock                                         (15,185)      9,847
     Retained earnings                                     54,171      48,842
                                                         --------     -------
          TOTAL SHAREHOLDERS' EQUITY                       38,986      58,689
                                                         --------     -------
                                                         $ 45,148     $63,893
                                                         --------     -------
                                                         --------     -------

See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)


                                     EMPI, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended            Six Months Ended
                                             June 30                       June 30
                                        1998          1997            1998          1997
                                      ---------     ---------       --------      --------
                                           (Unaudited)                    (Unaudited)

Net sales                              $18,266       $18,444        $35,263       $36,469
Cost of goods sold                       4,715         4,707          8,970         9,430
                                       -------       -------        -------       -------
GROSS PROFIT                            13,551        13,737         26,293        27,039

Operating expenses:
  Selling, general and
   administrative                        8,372         8,918         16,475        17,567
  Research and development                 844           979          1,685         1,947
                                       -------       -------        -------       -------
    Total operating expenses             9,216         9,897         18,160        19,514
                                       -------       -------        -------       -------

INCOME FROM OPERATIONS                   4,335         3,840          8,133         7,525

Other income, net                          200           246            533           475
                                       -------       -------        -------       -------
EARNINGS BEFORE INCOME TAXES
                                         4,535         4,086          8,666         8,000

Income tax expense                       1,747         1,573          3,337         3,080
                                       -------       -------        -------       -------
NET EARNINGS                           $ 2,788       $ 2,513        $ 5,329       $ 4,920
                                       -------       -------        -------       -------
                                       -------       -------        -------       -------

BASIC EARNINGS PER SHARE               $   .39       $   .31        $   .71       $   .61
                                       -------       -------        -------       -------
                                       -------       -------        -------       -------
   Weighted average shares
      outstanding - Note C               7,115         8,110          7,466         8,132


DILUTED EARNINGS PER SHARE             $   .39       $   .30        $   .71       $   .59
                                       -------       -------        -------       -------
                                       -------       -------        -------       -------
   Diluted weighted average shares
      outstanding - Note C               7,190         8,272          7,557         8,329


See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)


                                     EMPI, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                           Six Months Ended
                                                                June 30
                                                           1998         1997
                                                        ----------   ----------
                                                              (unaudited)

OPERATING ACTIVITIES
  Net income                                            $  5,329     $ 4,920
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        1,704       1,931
      Provision for deferred income taxes                    127        (420)
      Provision for loss on accounts receivable            1,099       1,120
      Changes in operating assets and liabilities:
        Accounts receivable                                 (702)     (1,045)
        Inventories                                         (271)       (748)
        Other assets/liabilities                              (9)        296
        Accounts payable and accrued expenses               (131)       (919)
        Income taxes payable                               1,083         139
                                                        --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  8,229       5,274

INVESTING ACTIVITIES
  Maturities of short-term investments                    21,880       7,200
  Purchase of short-term investments                      (5,450)     (8,707)
  Reductions in (additions to) other assets                   (1)        367
  Purchase of equipment and improvements                    (278)     (1,139)
                                                        --------     -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       16,151      (2,279)


FINANCING ACTIVITIES
  Payments on long-term debt                                ----         (12)
  Purchases and retirement of common stock               (25,277)     (3,840)
  Proceeds from exercise of common stock options             222         547
                                                        --------     -------
NET CASH USED IN FINANCING ACTIVITIES                    (25,055)     (3,305)
                                                        --------     -------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                            (675)       (310)

  Cash and cash equivalents at beginning of year           3,020       2,849
                                                        --------     -------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                           $  2,345     $ 2,539
                                                        --------     -------
                                                        --------     -------

See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)


                                     EMPI, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

NOTE B  -  INVENTORIES
(In thousands)

                                                    June 30       December 31
                                                      1998           1997
                                                   ---------      -----------
 Finished goods                                      $5,963          $5,515
 Work in process                                        697             556
 Raw materials                                        1,614           1,932
                                                     ------          ------
                                                     $8,274          $8,003
                                                     ------          ------
                                                     ------          ------


FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

NOTE C  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended         Six Months Ended
                                                    June 30                   June 30
                                              1998         1997         1998        1997
                                            --------     --------     --------    --------
                                                  (In thousands, except per share data)
Net income                                   $2,788       $2,513       $5,329      $4,920

Denominator for earnings per share:

Weighted average shares; denominator
    for basic earnings per share              7,115        8,110        7,466       8,132

  Effect of dilutive securities:
    Employee and nonemployee stock options       75          162           91         197
                                             ------       ------       ------      ------
  Dilutive common shares; denominator
    for diluted earnings per share            7,190        8,272        7,557       8,329
                                             ------       ------       ------      ------
                                             ------       ------       ------      ------

Basic earnings per share                     $  .39       $  .31       $  .71      $  .61
                                             ------       ------       ------      ------
                                             ------       ------       ------      ------

Diluted earnings per share                   $  .39       $  .30       $  .71      $  .59
                                             ------       ------       ------      ------
                                             ------       ------       ------      ------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS

SALES

Empi, Inc.'s ("Empi" or the "Company") net sales for the 1998 second quarter totaled $18.3 million compared to 1997 second quarter sales of $18.4 million, a decrease of 1 percent. This percentage decrease in net sales was a result of a reduction in average selling prices offset by a slight increase in volume. Total sales for the first six months of 1998 were $35.3 million, representing a 3 percent decrease over 1997 sales for the same period of $36.5 million. Electrotherapy sales accounted for approximately 63 percent of total sales for the 1998 second quarter and first six months, respectively. Electrotherapy sales in 1997 were 65 percent and 66 percent of total sales for the second quarter and first six months. Empi experienced a 4 percent reduction in electrotherapy sales in the second quarter of 1998, as compared to the same period last year, as the Company continues to encounter pricing pressures from third-party payors and price volume concessions within preferred supplier agreements. The decrease in electrotherapy sales was partially offset by sales growth of 5 percent within the iontophoretic drug delivery group, 3 percent within the orthotics product group and 8 percent in the incontinence product line. International sales accounted for 3 percent of total sales for both the second quarter and the first six months of 1998.

GROSS PROFIT

Gross profit for the 1998 second quarter was $13.6 million compared to $13.7 million for the 1997 second quarter, a decrease of 1 percent. Gross profit for the first six months of 1998 and 1997 was $26.3 million and $27.0 million, respectively. Gross profit as a percentage of sales held constant at 74 percent for the second quarter and first six months of 1998 and 1997. The Company anticipates that throughout 1998 gross profit, as a percentage of sales, will remain near its current level or experience a slight decrease due to on-going price erosion and a continued increase in orthotic products in the product mix, offset by continuing manufacturing and distribution efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the second quarter and the first six months of 1998 were $8.4 million and $16.5 million, respectively, as compared to $8.9 million and $17.6 million for the same periods in 1997. Stated as a percentage of sales, selling, general and administrative expenses were 46 percent and 47 percent for the second quarter and first six months of 1998 compared to 48 percent of net sales for both the second quarter and the first six months of 1997. Selling, general and administrative expenses for the first six months of 1998 decreased by 6 percent due primarily to reduced commission expenses resulting from a decrease in sales, combined with decreases in facility related expenses.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)

RESEARCH AND DEVELOPMENT

Research and development expenses were $844,000 and $1.7 million in the second quarter and first six months of 1998, respectively, compared to $979,000 and $1.9 million for the same periods in 1997. Stated as a percentage of net sales, research and development expenses continued to be 5 percent for the second quarter and first six months of 1998 and 1997. Research and development spending continues to be driven by activities related to the development of new products, continuation engineering and next-generation products.

OTHER INCOME AND EXPENSES

Interest income for the second quarter and first six months of 1998 was $181,000 and $434,000, respectively, compared to $243,000 and $476,000 in the same periods of 1997. The decrease in interest income was attributable to a lower cash position, primarily as a result of the Company's stock buy-back program.

NET EARNINGS

Net earnings for the second quarter of 1998 was $2.8 million compared to $2.5 million for the second quarter of 1997, an increase of 11 percent. Net earnings for the first six months of 1998 and 1997 was $5.3 million and $4.9 million, respectively. The effective tax rate for each of the second quarters of 1998 and 1997 remained flat at 38.5 percent.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's cash and security investments were approximately $7.4 million at June 30, 1998, which reflects a decrease of $17.1 million from year end 1997 due primarily to Empi's continued stock repurchase efforts during the first half of 1998. Empi has purchased a total of 1,301,500 shares year to date at a total cost of approximately $25.3 million. Empi's working capital at June 30, 1998 was $32.1 million, a decrease of approximately $18.3 million compared to the Company's working capital position at December 31, 1997. The current ratio at the end of the second quarter was 6.3 to 1. The Company believes its cash and security investments, together with the cash flow from operations will be sufficient to meet its working capital requirements for the immediate and foreseeable future.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

                          PART II  -  -  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on Wednesday, April 29, 1998.

     Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, and all nominees were elected.

     By a vote of 6,953,110 shares in favor, with 314,028 shares opposed and 21,810 shares abstaining, with no shares represented by broker non-votes, the shareholders set the number of directors to be elected at seven (7).

     The following person was elected as a Class Three Director of the Company with a term expiring in 2001, by the votes indicated:

            NOMINEE              NUMBER OF VOTES FOR   NUMBER OF VOTES WITHHELD
            -----------------    -------------------   ------------------------
            Everett F. Carter         6,946,922                342,026



              DIRECTORS WITH CONTINUING TERMS                TERM ENDING
           -----------------------------------               -----------
           Scott R. Anderson                                     2000
           Bradley J. Beard                                      2001
           Nazie M. Eftekhari                                    2000
           Joseph E. Laptewicz                                   2000
           Donald D. Maurer                                      1999
           Dr. Kenneth F. Tempero                                1999

     By a vote of 7,056,630 shares in favor, with 213,147 shares opposed and 19,171 shares abstaining, with no shares represented by broker non-votes, the shareholders approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 1998. Please refer to the Company's Proxy Statement for the Annual Meeting of Shareholders for further details.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          Exhibit No.         Description                        Page No.
          -----------         -----------                        --------
               (27)      Financial Data Schedule
                         (filed only in electronic format)         -----


     (b) No report on Form 8-K has been filed during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    Empi, Inc.



August 11, 1998          By         /s/ Patrick D. Spangler
                           ---------------------------------------------
                                        Patrick D. Spangler
                           Vice President, Chief Financial Officer
                                   and Assistant Secretary
                           (Principal Financial and Accounting Officer)