Form 10-Q
period 1998-09-30
EMPI INC
filed 1998-11-16
CIK 317032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1998

                         Commission File Number 0-9387

                                   Empi, Inc.

             (Exact name of registrant as specified in its charter)


           Minnesota                                            41-1310335

(State or other jurisdiction of                              (I.R.S. employer
  incorporation or organization)                            identification no.)

       599 Cardigan Road
      St. Paul, Minnesota                                       55126-4099
     (Address of principal                                      (Zip code)
       executive offices)

Registrant's telephone number, including area code  (651)  415-9000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X|   No   |_|


6,624,077 shares of common stock were outstanding as of November 9, 1998.

                            EMPI, INC. & SUBSIDIARIES




             INDEX                                                         PAGE

PART I.      FINANCIAL INFORMATION

  Item 1.    Consolidated Financial Statements:

             Consolidated Balance Sheets as of September 30, 1998
             (Unaudited) and December 31, 1997                               3

             Consolidated Statements of Operations (Unaudited) for the
             periods ended September 30, 1998 and 1997                       4

             Consolidated Statements of Cash Flows (Unaudited) for the
             periods ended September 30, 1998 and 1997                       5

             Notes to Consolidated Financial Statements (Unaudited)          6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8


PART II.     OTHER INFORMATION

  Item 5.    Other Information                                              12

  Item 6.    Exhibits and Reports on Form 8-K                               12

                        PART I - - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                            EMPI, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    September 30    December 31
                                                         1998           1997
                                                    ------------    -----------
                                                    (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  1,690       $  3,020
   Short-term investments                                8,550         21,480
   Accounts receivable, net of allowances               18,713         18,046
   Inventories - Note B                                  8,107          8,003
   Deferred income tax benefit                           4,403          3,874
   Other                                                 1,109          1,072
                                                      --------       --------

                      TOTAL CURRENT ASSETS              42,572         55,495

PROPERTY, PLANT AND EQUIPMENT - NET                      5,291          6,506

OTHER ASSETS                                               965          1,892
                                                      --------       --------

                                                      $ 48,828       $ 63,893
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  2,128       $  1,990
   Customer advances                                       401            332
   Employee compensation                                 1,858          1,655
   Commissions payable                                     559            526
   Current portion of long-term debt                       269            269
   Income taxes payable                                    869             --
   Other                                                   387            366
                                                      --------       --------

                      TOTAL CURRENT LIABILITIES          6,471          5,138

LONG-TERM DEBT, LESS CURRENT PORTION                        66             66

SHAREHOLDERS' EQUITY:
   Common stock                                        (15,195)         9,847
   Retained earnings                                    57,486         48,842
                                                      --------       --------

                      TOTAL SHAREHOLDERS' EQUITY        42,291         58,689
                                                      --------       --------

                                                      $ 48,828       $ 63,893
                                                      ========       ========

See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                             Three Months Ended       Nine Months Ended
                                                September 30              September 30
                                             1998        1997          1998        1997
                                           -------      -------      -------      -------
                                                (Unaudited)              (Unaudited)

Net sales                                  $18,728      $18,409      $53,991      $54,878
Cost of goods sold                           4,705        4,839       13,675       14,269
                                           -------      -------      -------      -------

GROSS PROFIT                                14,023       13,570       40,316       40,609

Operating expenses:
  Selling, general and administrative        7,809        8,393       24,284       25,960
  Research and development                     924        1,018        2,609        2,965
                                           -------      -------      -------      -------

    Total operating expenses                 8,733        9,411       26,893       28,925
                                           -------      -------      -------      -------

INCOME FROM OPERATIONS                       5,290        4,159       13,423       11,684

Other income, net                              100          206          633          681
                                           -------      -------      -------      -------

EARNINGS BEFORE INCOME TAXES
                                             5,390        4,365       14,056       12,365

Income tax expense                           2,075        1,681        5,412        4,761
                                           -------      -------      -------      -------

 NET EARNINGS                              $ 3,315      $ 2,684      $ 8,644      $ 7,604
                                           =======      =======      =======      =======



BASIC EARNINGS PER SHARE                   $   .49      $   .33      $  1.20      $   .94
                                           =======      =======      =======      =======
   Weighted average shares
      outstanding - Note C                   6,757        8,035        7,227        8,091



DILUTED EARNINGS PER SHARE                 $   .49      $   .33      $  1.18      $   .92
                                           =======      =======      =======      =======
   Diluted weighted average shares
      outstanding - Note C                   6,822        8,230        7,305        8,281






See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine Months Ended
                                                                September 30
                                                           1998           1997
                                                         --------       --------
                                                              (Unaudited)
OPERATING ACTIVITIES
   Net income                                            $  8,644       $  7,604
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                        2,481          2,888
       Provision for deferred income taxes                   (529)           (46)
       Provision for loss on accounts receivable            1,702          1,723
       Changes in operating assets and liabilities:
         Accounts receivable                               (2,369)        (2,576)
         Inventories                                         (104)        (1,087)
         Other assets/liabilities                              39           (163)
         Accounts payable and accrued expenses                443           (358)
         Income taxes payable                                 921           (151)
                                                         --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  11,228          7,834

INVESTING ACTIVITIES
   Maturities of short-term investments                    24,349         14,700
    Purchase of short-term investments                    (11,419)       (18,511)
   Reductions in other assets                                --              410
   Purchase of equipment and improvements                    (394)        (1,469)
                                                         --------       --------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES         12,536         (4,870)


FINANCING ACTIVITIES
   Principal payments on long-term debt                       --             (12)
   Purchases and retirement of common stock               (25,277)        (6,403)
   Proceeds from exercise of common stock options             183          3,025
                                                         --------       --------

NET CASH USED IN FINANCING ACTIVITIES                     (25,094)        (3,390)
                                                         --------       --------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                           (1,330)          (426)

   Cash and cash equivalents at beginning of year           3,020          2,849
                                                         --------       --------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                            $  1,690       $  2,423
                                                         ========       ========



See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

NOTE B  -  INVENTORIES
(In thousands)
                                                   September 30  December 31
                                                        1998        1997
                                                       ------      ------
                                                   (Unaudited)   (Audited)

Finished goods                                         $5,742      $5,515
Work-in-process                                           822         556
Raw materials and purchased parts                       1,543       1,932
                                                       ------      ------

                                                       $8,107      $8,003
                                                       ======      ======

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

NOTE C  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended     Nine Months Ended
                                                        September 30          September 30
                                                     1998        1997        1998        1997
                                                    ------      ------      ------      ------
                                                      (In thousands, except per share data)

Net income                                          $3,315      $2,684      $8,644      $7,604


Denominator for earnings per share:

Weighted average shares; denominator
        for basic earnings per share                 6,757       8,035       7,227       8,091

     Effect of dilutive securities:
        Employee and nonemployee stock options          65         195          78         190
                                                    ------      ------      ------      ------

     Dilutive common shares; denominator
        for diluted earnings per share               6,822       8,230       7,305       8,281
                                                    ======      ======      ======      ======


Basic earnings per share                            $  .49      $  .33      $ 1.20      $  .94
                                                    ======      ======      ======      ======

Diluted earnings per share                          $  .49      $  .33      $ 1.18      $  .92
                                                    ======      ======      ======      ======


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


Results of Operations

Sales

The Company's net sales for the third quarter of 1998 were $18.7 million, a 2% increase over the 1997 third quarter sales of $18.4 million. Net sales for the first nine months of 1998 totaled $54.0 million compared to 1997 sales for the same period of $54.9 million, representing a 2% decrease. Electrotherapy sales accounted for 63% of net sales for both the third quarter and first nine months of 1998 in comparison to 64% and 66%, respectively, for the same periods in 1997. Net sales for the third quarter of 1998 for both the electrotherapy and orthotics product groups were flat in comparison to the 1997 third quarter. Sales growth of 9% was achieved by the iontophoretic drug delivery group; whereas, the incontinence product line experienced a sales decrease of 24% from a small base. International sales remained soft, due to the strength of the U.S. dollar, accounting for approximately 3% of net sales for both the third quarter and the first nine months of 1998.

Even though Empi continues to encounter pricing pressures from third-party payors and price volume concessions within preferred supplier agreements relative to its electrotherapy products, the Company's overall average selling prices for these products have improved in 1998 given the shift from wholesale to retail sales. Lack of Medicare reimbursement for pelvic floor stimulation continues to adversely impact growth of the Company's incontinence product line, and management does not anticipate that this situation will change in the near future. As fourth quarter net sales are expected to be at or slightly above third quarter net sales, the Company anticipates that net sales for calendar year 1998 will remain flat at best in comparison to 1997.

Gross Profit

Gross profit for the third quarter of 1998 was $14.0 million, or 74.9% of net sales, as compared to $13.6 million, or 73.7% of net sales, for the 1997 third quarter. For the first nine months of 1998 and 1997, gross profit was $40.3 million and $40.6 million, or 74.7% and 74.0% of net sales, respectively. The higher gross profit margins for the third quarter and the first nine months of 1998 reflect favorable pricing obtained from new supplier agreements.

The Company anticipates that throughout 1998, gross profit, as a percentage of net sales, will remain near its current level or experience a slight decrease. Factors that continue to influence the Company's gross profit margin include: competitive pricing pressures, shifts in product mix, proportion of wholesale to retail sales, and efficiencies achieved in manufacturing and distribution.

Selling, General and Administrative

Selling, general and administrative expenses were $7.8 million and $8.4 million, or 41.7% and 45.6% of net sales, during the third quarter of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, SG&A expenses were $24.3 million and $26.0 million, or 45.0% and 47.3% of net sales, respectively. Contributors to lower SG&A expenditures in the first nine months of 1998 included reductions in depreciation and facility-related expenses.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Research and Development

Research and development expenses for the 1998 third quarter were $924,000, or 4.9% of net sales, as compared to $1.0 million, or 5.5% of net sales, for the third quarter of 1997. For the first nine months of 1998 research and development expenses were $2.6 million, or 4.8% of net sales, versus $3.0 million, or 5.4% of net sales, for the first nine months of 1997. Research and development spending continues to be driven in the first nine months of 1998 by activities related to the development of new and next-generation products, the development of new applications of existing technology as with iontophoresis, and continuation engineering.

Empi's products are regulated under the federal Food, Drug and Cosmetic Act requiring clearance from the U.S. Food and Drug Administration (FDA) prior to market introduction. The Company's long-term growth is dependent upon continued FDA clearance, which may be delayed or denied, thus determining the successful introduction of new products or new applications of existing technology.

Other Income and Expenses

Interest income for the third quarter and first nine months of 1998 was $120,000 and $554,000, respectively, compared to $237,000 and $713,000 in the same periods of 1997. The decrease in interest income was attributable to a lower cash position, resulting primarily from the Company's aggressive stock repurchasing in the first half of 1998.

Net Earnings

Net earnings for the third quarter of 1998 were $3.3 million in comparison to $2.7 million for the 1997 third quarter, an increase of 23.5%. Net earnings for the first nine months of 1998 and 1997 were $8.6 million and $7.6 million, respectively. Net earnings improved in 1998 as a result of an increase in gross margin percentage and an overall decrease in operating expenses of approximately 7%. The effective tax rate for each of the third quarters of 1998 and 1997 remained flat at 38.5%.

Although the Company experienced strong net earnings growth in 1998 (13.7% increase during the nine-month period), Empi believes this trend will not continue in 1999 without both a growth in net sales and continued management of expenses.

Liquidity and Capital Requirements

The Company's cash and security investments approximated $10.2 million as of September 30, 1998, a decrease of $14.3 million from year end 1997 due to Empi's aggressive stock repurchase efforts during the first half of 1998. The Company has purchased a total of 1,301,500 shares year to date at a total cost of approximately $25.3 million. Empi's working capital as of September 30, 1998 was $36.1 million, a decrease of approximately $14.3 million compared to the Company's working capital position at the end of calendar year 1997. The current ratio at the end of the third quarter was 6.6 to 1. The Company believes its existing cash and security investments, together with internally generated funds, will be sufficient to meet its working capital and other cash requirements for the immediate and foreseeable future.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Year 2000

The Year 2000 ("Y2K") century date issue affects software, hardware and databases from nearly every source. Historically, most computer systems were designed to represent century dates with two digits rather than four. As a result, if these systems recognize "00" as the year 1900 rather than the year 2000, the systems could fail or create erroneous results. Incomplete or untimely resolution of the Y2K issue by the Company, its key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. To address the Y2K issue, Empi has established a Year 2000 Project led by the Chief Financial Officer, with participation from the Director of Information Systems and other business department representatives.

The Company's Y2K Project is divided into three major phases: Inventory and Assessment of Business Systems, Remediation and Replacement, and Testing.

Inventory and Assessment of Business Systems

This phase commenced in August of 1998 and was designed to identify internal and external business systems that are susceptible to failure or miscalculation due to the Y2K issue. The Company has recently substantially completed the inventory of its information technology ("IT") business systems, and has set a goal to complete the assessment of critical IT systems by November 1998. The Company plans to complete the inventory of its non-information technology ("Non-IT") systems in December of 1998, with the assessment of Non-IT and non-critical IT systems substantially completed by January of 1999. Non-IT systems include, but are not limited to, manufacturing production lines, elevators, heating and air conditioning systems.

As part of this phase, Empi sent questionnaires to over 3,000 suppliers and service providers requesting representation as to their Y2K readiness. The Company has identified 200 of these vendors as critical to its business operations. Similar questionnaires will be submitted to significant customers, including managed health care organizations and governmental entities, in first quarter of 1999. The Company will continue to monitor the readiness of key suppliers and customers throughout 1999.

Remediation and Replacement

The Company expects that remediation and replacement will commence in early 1999, with a projected completion date of May 1999 for all affected internal business systems. In developing its plan, the Company will prioritize the remediation of all critical IT systems. To date, the Company has spent only a minimal amount in the inventory and assessment phase. Given the Company's initial assessment, the estimated total cost of remediation and replacement will be $500,000. Internally generated cash flows are expected to fund these costs, of which a substantial amount will be capitalized.

Testing

Testing of the remediation and replacement of affected systems is expected to occur throughout 1999.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Empi's company-wide efforts involved with its Year 2000 Project are being designed to minimize the adverse effects of significant disruptions. There is no assurance that the Company's Y2K readiness efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows since its compliance is dependent upon third parties also being Y2K ready in a timely manner. Noncompliance by the Company or these third parties could result in, among other things, delays in billing and collection, delays in the receipt of supplies, and delays in delivery of finished product. Beginning in early 1999, contingency plans will be developed to mitigate, to the extent possible, potential disruptions. The Company believes that if unforeseen delays were to occur within the manufacturing process, consigned inventory of certain products could be utilized to meet customers' immediate needs.

Cautionary Statements

The Management's Discussion and Analysis contains certain forward-looking statements related primarily to flat or increased net sales in the fourth quarter; gross profits remaining at current levels or decreasing; and Year 2000 issues, potential resolutions and costs. The statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected. These risks and uncertainties, in addition to those discussed in Management's Discussion and Analysis, include (i) shifts in product mix and proportion of wholesale to retail sales; (ii) competitive pricing pressures and manufacturing and distribution efficiencies; and (iii) the accuracy and reliability of the Company's, its suppliers' and its customers' assessment and remediation of Year 2000 issues.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable

                          PART II - - OTHER INFORMATION

Item 4.       Submission of Matters to Vote of Security Holders

None

Item 5.       Other Information

On October 13, 1998, Empi announced that its board of directors approved additional funding for an expanded share repurchase program to be executed by management over the next several quarters. The Company's intention to continue its stock repurchase program during the next several quarters is dependent upon current and future market conditions and the Company's available cash and security investments.

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              Exhibit No.           Description                        Page No.
                 (27)     Financial Data Schedule
                         (filed only in electronic format)


     (b) No report on Form 8-K has been filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   Empi, Inc.




                                    By     /s/ Joseph E. Laptewicz, Jr.
November 16, 1998                                Joseph E. Laptewicz, Jr.
                                          President and Chief Executive Officer
                                                (Principal Executive Officer)



                                    By    /s/ Patrick D. Spangler
November 16, 1998                                 Patrick D. Spangler
                                       Vice President, Chief Financial Officer
                                                 and Assistant Secretary
                                    (Principal Financial and Accounting Officer)