Form 10-K405
period 1998-12-31
EMPI INC
filed 1999-03-17
CIK 317032

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                             ----------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 0-9387

                                   Empi, Inc.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1310335
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)

           599 CARDIGAN ROAD
          ST. PAUL, MINNESOTA                               55126
         (Address of principal                            (Zip code)
           executive offices)

      Registrant's telephone number, including area code  (651) 415-9000

                             ----------------------

       Securities registered pursuant to Section 12 (b) of the Act: NONE

         Securities registered pursuant to Section 12 (g) of the Act:

                            NO PAR VALUE COMMON STOCK
                           --------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   /X/   No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 11, 1999, was approximately $141,276,435.

The number of shares outstanding of the registrant's class of common stock as of March 11, 1999, was 6,176,019 shares of no par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


ITEM 1.     BUSINESS

GENERAL

Empi, Inc. ("Empi" or the "Company") is one of the largest medical device companies in rehabilitative medicine in the United States according to marketing data published by Frost & Sullivan, an independent consulting firm.
 The Company is a leading supplier of electrotherapy, iontophoretic drug delivery, orthotic and incontinence treatment products to the orthopedic rehabilitation and incontinence treatment markets it serves. Empi develops, markets and manufactures products, supported by clinical research, that continuously improve the quality of life for patients with functional disabilities, and are used in both the clinic and home setting.

Empi was organized as a Minnesota corporation in October 1977. The Company's corporate headquarters are located at 599 Cardigan Road, St. Paul, Minnesota 55126, (651) 415-9000.

ORTHOPEDIC REHABILITATION MARKET

Currently, the Company manufactures and markets the following orthopedic rehabilitation products: TENS (Transcutaneous Electrical Nerve Stimulation) devices for the treatment of chronic and acute pain; NMES (Neuromuscular Electrical Stimulation) devices for restoring muscle tone and mobility; iontophoretic drug delivery systems to non-invasively deliver local anesthesia and anti-inflammatory medications through the skin; and dynamic splinting orthoses for restoring joint range of motion. In addition, the Company distributes a functional active resistance orthoses for treatment of knee dysfunction, patient-administered cervical traction devices to manage chronic cervical pain and a complete line of accessories for its products.

To complement its orthopedic rehabilitation product line, the Company entered into a strategic alliance in August of 1995 with Tennessee-based Rehab Med+Equip, Inc. under which the Company markets a catalog of rehabilitation products that meet the growing needs of its customers. The catalog includes over 200 products, such as ice packs, whirlpool baths, lumbar and cervical rolls and supports, as well as orthotics and bracing products.

INCONTINENCE TREATMENT MARKET

In 1992, the Company began marketing a proprietary pelvic floor stimulation ("PFS") system to physical therapists, family care physicians, gynecologists, urogynecologists and urologists for the treatment of female urinary incontinence. In 1993, the Company diversified its incontinence product line by acquiring Physical Health Devices, Inc. ("PHD"), an electromyography ("EMG") biofeedback company. Electromyography is used in incontinence treatment as a volitional method to reeducate the pelvic floor muscles. The Company's incontinence treatment product line further expanded in 1998 with the introduction of a clinical device that combines both PFS and EMG and a simplified, low cost PFS device for home use.

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

TENS devices consist of a small, portable, battery-powered electrical pulse generator which is connected via wires to electrodes placed at or near the site of the patient's pain. The devices are small enough to fit into a shirt pocket and weigh approximately 5 ounces, allowing patients to alleviate pain conveniently at home or elsewhere. The electrodes are attached to the skin with an interface layer of conductive gel. The stimulator produces low voltage pulses of electricity that can be delivered continuously or intermittently in different wave forms throughout the treatment session. Empi's premier TENS products are market leaders due to their pre-programmed features and high intensity capability. Epix VT-Registered Trademark-, launched in 1997, was the first product in the market to provide additional benefits through its outcomes measurement capabilities. These capabilities offer physicians and payors objective documentation to validate the effect of TENS for any given patient. The Company's other TENS devices are Epix XL-Registered Trademark- and Eclipse+-Registered Trademark-.

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

NMES DEVICES: Medical professionals also use electrical stimulation to activate and exercise muscles for rehabilitative purposes. "Neuromuscular electrical stimulation" or "NMES" has proven effective in producing controlled, nonvolitional muscle contractions which can maintain the strength and mobility of a limb or prevent deterioration of muscle tissues in patients who are unable to perform voluntary muscle contraction. Physicians have prescribed neuromuscular stimulation in a variety of circumstances intended to improve muscle tone, increase joint mobility and accelerate recovery from traumatic injury. Common conditions for which NMES therapy may be prescribed include common knee injuries, swelling, spasticity and improper gait. The Company's current NMES devices are Focus-Registered Trademark- and Respond Select-Registered Trademark-.

ACCESSORIES: The Company meets the needs of its customers by supplying accessories such as electrodes, cables, conductive gel, skin care products, batteries and other accessories, that are either manufactured by Empi or purchased from vendors for resale. The Company has exclusive rights to distribute several unique models of electrodes.

Empi believes that the U.S. retail market for TENS, NMES and accessories exceeds $100 million when considering its revenue levels for these products in addition to the reported revenue levels of its sole national competitor, Rehabilicare, Inc. The Company expects the market to grow, in unit volume, by less than 5% per annum based upon information provided by Frost & Sullivan, but anticipates experiencing continued pricing pressures which may result in flat or declining revenues.

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

The Company has developed both a proprietary iontophoresis device and patented buffered electrode capable of delivering small molecular drugs that can be ionized, such as drugs for arthritis, bursitis, tendonitis and related conditions. The system is controlled by a microprocessor and uses continuous low voltage electrical current that delivers charged drug particles through the skin's surface. The Company received FDA 510(k) clearance in July 1990 for its Dupel-Registered Trademark- iontophoresis device and in November 1991 for its buffered electrode. The Company introduced its iontophoresis system, for human use, to the marketplace in the first quarter of 1992. The product line was expanded in early 1999 with the introduction of Dupel B.L.U.E.-TM- (BiLayer Ultra Electrode) which is a new high performance design that incorporates the safety and cost effectiveness attributes of the predecessor Dupel electrode while expanding available shapes and sizes. Additionally, the Company is exploring opportunities for the application of iontophoresis for dermatological anesthesia and in the treatment of skin cancers.

The Company estimates that the current retail market for human iontophoresis systems for acute joint inflammation is approximately $35 million domestically, and that the market defined in sales dollars is growing at a rate of 5 to 10% per annum, based upon the Company's revenue levels as well as those of its primary competitor, IOMED, Inc.

During 1996, the Company developed and test marketed the Relion-TM-iontophoresis drug delivery system for use in the equine veterinary marketplace. Relion offers veterinarians a local drug delivery system for a variety of drugs used in the treatment of horses. In February of 1997, the Company launched Relion in the U.S. and international marketplaces through regional veterinary distributors.

ORTHOTICS

ORTHOTICS: The Advance Dynamic ROM-Registered Trademark- orthoses product line is used to correct joint range of motion limitations at the wrist, elbow, knee or ankle. The Company's Advance Dynamic ROM orthosis is based on the principle that particular connective tissue will remodel over time in response to the type and amount of physical stress it receives. The Advance Dynamic ROM orthosis addresses the permanent or plastic component of connective tissue deformation to achieve long-term range of motion improvement. It does this by gently delivering low-load stress at the joint's end-range over a prolonged period of time. The Company's Advance Dynamic ROM orthosis product line, introduced in the first quarter of 1995, consists of models for forearm supination, elbow, wrist, knee and ankle joints as well as below the knee amputee devices. Range of motion limitations, generally referred to as contractures, often result following long periods of restricted motion or when scar adhesions form following trauma. The dynamic orthoses line fits very well with the Company's focus on cost effective treatments used outside the clinic setting. The Company estimates that the current ROM orthotics market is approximately $40 million in the U.S. and that the potential sales growth rate over the next few years will range between 10% and 15% per year based upon recently reported revenue levels and growth rates of its two primary competitors, Dynasplint Systems, Inc. and Ultraflex Systems, Inc.

Empi has an agreement with Inverse Technology Corporation to market Protonics-TM-, a functional active resistance orthosis, to physicians and physical therapists. The innovative technology of Protonics-TM- addresses neuromuscular disorders in patients with knee dysfunction problems by helping to strengthen muscles, ligaments and tendons surrounding the knee joint through resistive exercise. The addition of Protonics-TM- is part of the Company's strategy to become a leader in the growing therapeutic bracing market. The Company launched Protonics-TM- nationally in the fourth quarter of 1996.

The Company is a national distributor for Glacier Cross, Inc. to market Pronex-Registered Trademark-, a cervical traction device used to relieve chronic neck pain by relaxing muscle tension and spasms by mechanical separation of the cervical vertebrae. The Company sells Pronex to patients through physical therapists.

INCONTINENCE TREATMENT

FEMALE URINARY INCONTINENCE PRODUCTS: In 1987, the Company began a research project related to the application of its electro-therapeutic technology for the treatment of female urinary incontinence. In July 1991, the Company received FDA 510(k) clearance for its first female pelvic floor rehabilitation system, Innova-Registered Trademark- PFS. Urinary incontinence is the involuntary loss of urine so severe as to have social, psychological or hygienic consequences. According to the 1996 Agency for Health Care Policy and Research ("AHCPR") guidelines, the U.S. spends $16 billion a year to care for people with urinary incontinence, up from $10 billion in 1990. At least 50% of the 1.5 million men and women in nursing homes suffer from incontinence. This condition is often a principal reason that families of the elderly commit them to full-time care. Current treatments for female urinary incontinence range from surgical procedures, with a three to four day hospital stay and a cost of $6,000 to $25,000, to behavioral or pharmacologic therapy. Products designed to manage the problem of urinary incontinence include appliances such as implantable stimulation devices, catheters, collection devices and urethral plugs as well as disposable products such as adult diapers or briefs, padded undergarments and bed pads designed to keep urine away from the patient's skin. Clinical studies have demonstrated that PFS is an effective treatment for stress, urge and mixed incontinence.

Stress incontinence, the most common form, is the inability of the sphincter to hold back urine when there is sudden increased pressure on the bladder. Leakage of urine commonly occurs with activities such as coughing, sneezing, lifting and exercising. Urge incontinence occurs when the bladder is irritated and contracts spontaneously causing a sudden need to urinate. Mixed incontinence is a combination of both stress and urge incontinence. Traditionally, urge incontinence has been treated with pharmacological therapy. Many patients are intolerant of the medication's side effects. Stress incontinence is poorly treated by pharmacological treatment and therefore, in most cases, has resulted in surgical intervention.

Empi's urinary incontinence treatment devices, Innova PFS, InnoSense-TM- and Minnova-TM- PFS, are composed of an externally worn, microprocessor-based neuromuscular stimulator that activates a proprietary multi-channel vaginal or rectal electrode. The devices automatically deliver timed dosages of stimulation for the treatment of stress, urge and mixed incontinence during twenty-minute treatment sessions. The treatment sessions are generally performed twice a day in the convenience and privacy of the home. In addition to PFS, InnoSense features EMG biofeedback capabilities for use in volitional reeducation of the pelvic floor muscles. The regular use of PFS can improve or cure stress, urge or mixed incontinence; published studies indicate a cure/improvement rate of 60-90%. The cost of treatment with PFS is approximately $1,000 or less, including physician fees.

The Company believes electro-therapeutic pelvic muscle stimulation will eventually be selected as one of the first choice treatments before more invasive treatments due to its noninvasive nature, lower cost, lower risk and lack of side effects. The 1996 AHCPR guidelines, for the treatment of adult urinary incontinence, give PFS a "B" strength of evidence recommendation for stress, urge and mixed incontinence. This rating was determined based on the support of scientific evidence, including the quality and amount of evidence, the consistency of findings among studies, the clinical applicability of the evidence, and the evidence on harms or costs of the application. There are three possible ratings. An "A" rating is supported by scientific evidence from properly designed and implemented controlled trials which are consistently supported by statistical results. A rating of "B" indicates that the recommendation is supported by scientific evidence from properly designed
and implemented clinical series.   Finally, a "C" rating is supported by
expert opinion. The "B" strength given to PFS is the same rating currently enjoyed by available surgical alternatives. While there are other pelvic muscle stimulation devices available, Innova PFS has been proven to be safe and effective based on controlled clinical studies published in peer-reviewed journals. The Company has designed an intravaginal electrode which it believes has several significant advantages over other electrodes, including the patented ComfortPulse-TM- technology which makes the electrode more comfortable and effective during treatment.

It is estimated that more than 13 million women in the United States suffer from urinary incontinence. The Company believes that, for various reasons, electro-therapeutic treatment will not be appropriate for a portion of these women. The Company's initial target market includes women aged 35-65 who, when properly diagnosed, would benefit from electrical stimulation therapy. The Company estimates that at least 6 million women exist in this target market. Future growth in incontinence product sales depends in part on broad Medicare reimbursement. To date, Medicare coverage has been denied and establishment of a favorable national policy coverage decision is uncertain in the foreseeable future despite the cost effectiveness of this therapy.
The Company is also investigating the use of PFS for the treatment of post-prostatectomy incontinence, fecal incontinence and interstitial cystitis. Studies using Innova to treat these conditions are currently being conducted.

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

Many of the component parts and raw materials the Company uses in its manufacturing and assembly operations are available from more than one supplier. However, several component parts and accessory products are currently purchased through a single supply source. If these components were no longer available, or if such suppliers do not successfully deal with their Year 2000 compliance issues, the Company believes it will be able to develop alternative sources for these components, avoiding any material adverse effect upon the Company's operations.

CUSTOMERS, MARKETING AND SALES

The Company's primary customers are patients, physical therapists and physical therapy clinics, U.S. dealers and international dealers. These customers represented 58%, 36%, 3%, and 3%, respectively, of Empi's net sales for fiscal 1998. As of year end 1998, Empi had approximately 100 field sales representatives, selling rehabilitation products domestically on a direct basis to physicians, physical therapists and their patients. The Company currently serves nearly 80% of the 17,000 physical therapy clinics and hospital physical therapy departments nationwide. The Company also provides its customers a network for direct billing to insurance claims offices, Medicare carriers, HMOs and other managed health care programs.

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

The Company sells its products internationally through independent dealers. At the end of 1998, Empi had 21 international distributors covering 16 countries, worldwide. Empi has a contractual relationship with a majority of these distributors. These contracts are exclusive and typically have terms of one year. Either party has the right to terminate without cause with appropriate notification, with the exception of Empi's master distributor in Canada. The Company introduced the orthotic product line in Germany, Holland and Belgium in mid-1997, and in England, Italy and Spain in 1998. In 1999, the Company plans to introduce these products in Japan and the Scandinavian countries.

No individual customer accounted for 10 percent or more of total revenue for 1998, 1997 or 1996, respectively.

COMPETITION

ELECTROTHERAPY

The Company's national competitor in the electrotherapy market is Rehabilicare, Inc., who merged in 1998 with Staodyn, Inc. The Company also competes regionally with smaller home medical equipment dealers who provide TENS devices as part of their durable medical equipment line. The principal competitive factors in the electrotherapy marketplace are access to contracts due to managed care constraints, price, product quality and service. Empi believes its competitive advantage in the electrotherapy marketplace results from higher quality products and a strong distribution network.

IONTOPHORETIC DRUG DELIVERY

The Company believes its primary competitor in the iontophoretic drug delivery market is IOMED, Inc. Dynatronics, Corp. and Henley Healthcare, Inc. also compete in this market. The Company's present emphasis is the orthopedic rehabilitation market and believes its products compete on the basis of quality, efficacy, cost and safety.

ORTHOTICS

The Company's major competitors in the dynamic splinting market are Dynasplint Systems, Inc., Ultraflex Systems, Inc. and the LMB division of DeRoyal Industries, Inc. Relative to the knee dysfunction treatment market, the Company competes with traditional methods of treatment such as surgical procedures. In the cervical traction market, the Company distributes a product similar to a device manufactured by the Saunders Group, Inc. Both products are considered high-end traction devices when considering quality and price. The primary competition for these products is the low-end over-the-door traction devices that sell for less than 25% of the retail price of the high-end devices. While the Company believes that the medical efficacy for its device has been established, regional Medicare carriers have downcoded the amount of reimbursement for high-end devices.

INCONTINENCE TREATMENT

Several companies are developing new treatment products designed to cure or control incontinence problems, including injectable biomaterials, improved drug therapy, other electro-therapeutic devices and muscle contraction biofeedback devices. Each of these treatment approaches is aimed at eliminating or reducing a patient's reliance on incontinence appliances or disposable diapers. Both Utah Medical Products, Inc. and InCare Medical
Products, Inc. have pelvic floor stimulation devices on the market.   As of
March 1, 1999, none of the companies developing these competitive devices have published placebo-controlled clinical studies to support the effectiveness of their product claims. Sales of these incontinence treatment products continue to be adversely affected by lack of Medicare reimbursement.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

Empi's current research and development efforts are principally directed towards the development of next generation products and technologies related to the Company's orthotics, electrotherapy and iontophoretic drug delivery businesses, enhancement of existing products, and manufacturing process developments to improve product performance and costs. In 1998 research and development focused on developing new and next-generation products, such as Dupel B.L.U.E., and the development of new applications of existing technology.

In fiscal 1998, 1997 and 1996, the Company's research and development expenses (including clinical studies) were $3,449,000, $3,984,000 and $3,476,000 respectively. The Company anticipates research and development to grow incrementally as a percent of sales in future years as it emphasizes new product lines. Expenditures on clinical research and outcomes studies are expected to grow based on increased regulatory and provider requirements.

BACKLOG

As of February 28, 1999, Empi did not have a material backlog situation and does not expect to experience a material backlog situation in the foreseeable future.

PATENTS AND TRADEMARKS

The Company currently owns numerous U.S. patents issued between 1982 and 1998. These patents cover various aspects and features of Empi's electrotherapy devices and associated electrodes, incontinence devices and associated electrodes, and range of motion orthotic devices. A number of patents and trademarks were obtained as a result of the Nortech and PHD acquisitions that cover various aspects of electrodes, stimulators and surface sEMG equipment. In addition, numerous patent applications have been filed on various aspects of electrotherapy and incontinence devices, range of motion orthoses, incontinence and iontophoresis electrodes. The initial life of each patent issued to the Company is either 14 or 17 years from the date of issue.

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

GOVERNMENT REGULATIONS AND REIMBURSEMENT

GOVERNMENT REGULATIONS

Medical device development, testing, manufacturing, labeling and marketing are regulated under the Federal Food, Drug and Cosmetic Act, as amended, and additional regulations promulgated thereunder. These statutes and regulations require that manufacturers adhere to certain standards designed to assure product safety and effectiveness.

The FDA's Quality System Regulation establishes standards for the Company's manufacturing processes, requires maintenance of certain records and provides for unscheduled inspections of the Company facilities. Certain requirements of state, local and foreign governments must also be complied with in the manufacture and marketing of the Company's products. The Company believes its operations meet the requirements of these regulations.

New medical devices require regulatory approval prior to market introduction. In the United States, new medical devices are subject to either the 510(k) Pre-Market Notification regulation or the Pre-Market Approval (PMA) regulation depending on the device's nature and intended use. International registration and approval requirements vary and are country dependent. Most regulatory approvals require submission of extensive documentation, engineering, pre-clinical testing and manufacturing information to demonstrate compliance with the pertinent regulations. In some cases, product electronics, appearance or labeling must be modified in order to comply with the foreign regulations. In addition, some products may require extensive clinical testing to obtain regulatory approval. The Company anticipates the FDA may require submission of additional clinical testing concerning iontophoretic drug delivery. In this regard, the Company is preparing the necessary clinical trial data to support the ongoing sale of its iontophoresis product line, Dupel B.L.U.E.

The Company contracts with an outside certification authority to review the conformance of its quality assurance system to two recognized international quality system standards, ISO-9001 and EN 46001. Continued certification is essential for compliance with the Medical Device Directive in the European Union. The Company received this certification in 1996.

REIMBURSEMENT

The Company receives a significant portion of its revenues from third-party payors, such as Medicare, workers compensation, private insurance companies and HMOs, who pay on behalf of the patients who rent and/or purchase the Company's products. The Company maintains a large support staff that verifies third-party payor coverage and obtains physicians' prescriptions prior to claim submission. When appropriate, the Company's staff obtains authorizations from third-party payors and letters of medical necessity from the prescribing physicians. Delays in obtaining appropriate documentation and the time required for claims processing by the third-party payors significantly impact Empi's outstanding receivables. The Company electronically bills claims to a multitude of third-party payors including Medicare.

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

EMPLOYEES

As of January 31, 1999, the Company had 499 employees. Of these, 161 were engaged in production and production support, 27 in research and development, 104 in sales and marketing, 155 in sales operations, and 52 in various administrative capacities.

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

ITEM 2.   PROPERTIES

On June 14, 1996, the Company and Cardigan Investments Limited Partnership entered into an office/light manufacturing lease for a 93,666 square foot building located at 599 Cardigan Road, St. Paul, Minnesota that now serves as the Company's corporate headquarters. The lease that commenced on October 11, 1996 is for ten years with two options to renew for five years each. After assuming occupancy of the Cardigan Road location, the Company vacated its other two office buildings in Fridley and Arden Hills, Minnesota. The Company owns two properties in Clear Lake, South Dakota consisting of a 34,000 square foot manufacturing facility on 12.4 acres of property and a 10,000 square foot warehouse on 3.2 acres.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or of which any of its property is the subject other than ordinary, routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

Each executive officer is elected to office by the Board of Directors and holds the office until his or her successor is elected and qualified. There are no family relationships among any of the Company's directors or officers.

The following table sets forth information with regard to the executive officers of the Company as of March 11, 1999:


                             PRINCIPAL OCCUPATION, BUSINESS
NAME AND AGE OF OFFICER      EXPERIENCE PAST FIVE YEARS
-----------------------      --------------------------
Joseph E. Laptewicz (49)     Chairman and Chief Executive Officer since March
                             1999.  President and Chief Executive Officer from
                             October 1994 to February 1999.  Acting Chief
                             Financial Officer from March 1997 to July 1997.
                             Prior to joining the Company, Mr. Laptewicz was
                             President and Chief Executive Officer of Schneider
                             (USA), Inc., a manufacturer of products for
                             interventional medicine and a division of Pfizer,
                             Inc., from April 1992 to September 1994.

H. Philip Vierling (43)      President and Chief Operating Officer of the
                             Company since March 1999.  Vice President of Sales
                             and Marketing from February 1998 to February 1999.
                             Vice President of Marketing from May 1997 to
                             January 1998.  Mr. Vierling was Director of
                             Business Development for the Company from January
                             1995 to April 1997 and Director of Marketing from
                             May 1993 to December 1994.

Robert W. Clapp (49)         Vice President of Manufacturing of the Company
                             since March 1993.  Mr. Clapp served in the
                             capacity of Vice President of Manufacturing at
                             Dacomed Corp., a medical products manufacturer and
                             distributor, from February 1987 to February 1993.

Robert N. Hamlin (54)        Vice President of Research and Development since
                             January 1999.  Director of Research and
                             Development from January 1998 to December 1998.
                             Prior to joining the Company, Mr. Hamlin was Vice
                             President of Research and Development of CariTech,
                             Inc., an electronics packaging company, from July
                             1993 to November 1997.

Barbara C. Hutto (51)        Vice President of Human Resources/Facilities since
                             January 1999.  Director of Human Resources from
                             July 1996 to December 1998.  Ms. Hutto was Vice
                             President of Human Resources and International for
                             Symphony Rehabilitation, a division of Integrated
                             Health, from February 1994 to June 1996.

Deborah L. Jensen (42)       Vice President of Regulatory Affairs, Quality
                             Assurance and Clinical Research since April 1997.
                             Ms. Jensen was Director of Regulatory Affairs for
                             the Company from October 1995 to March 1997.  Ms.
                             Jensen served in the capacity of Regulatory
                             Affairs Manager for Scimed, a division of Boston
                             Scientific, Inc., from May 1993 to September 1995.

Patrick D. Spangler (43)     Vice President, Chief Financial Officer and
                             Assistant Secretary since July 1997.  Prior to
                             joining the Company, Mr. Spangler served in
                             various capacities at Medtronic, Inc. from March
                             1986 to June 1997, most recently as Director of
                             Treasury Operations.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS


The Company's common stock trades on the Nasdaq Stock Market's National Market under the symbol EMPI. High and low sale prices for each quarter of fiscal years ended December 31, 1998 and 1997 are presented below.

                               1998                           1997
                       High            Low            High             Low
First . . . . . .    $ 21 1/2        $ 16            $ 20 5/8       $ 16 3/4

Second . . . . . .   $ 20            $ 14 5/8        $ 18 1/2       $ 15 1/2

Third . . . . . .    $ 18 3/4        $ 12            $ 24           $ 19 3/4

Fourth . . . . . .   $ 26 1/2        $ 15            $ 25 3/8       $ 15

The Company had 451 common shareholders of record at December 31, 1998. The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future since earnings are expected to be retained to finance the Company's growth.

ITEM 6.   SELECTED FINANCIAL DATA

                       SELECTED FIVE-YEAR FINANCIAL DATA
                                  EMPI, INC.



(IN THOUSANDS, EXCEPT PERCENTAGES AND                                             YEAR ENDED DECEMBER 31
 PER SHARE AMOUNTS)                                          1998           1997           1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA
Net sales. . . . . . . . . . . . . . . . . . . . . . .    $73,108        $73,468        $70,630        $67,342        $61,304
Gross profit . . . . . . . . . . . . . . . . . . . . .     54,611         54,395         52,171         49,654         45,574
  Percent of sales . . . . . . . . . . . . . . . . . .      74.7%          74.0%          73.9%          73.7%          74.3%
Operating expenses . . . . . . . . . . . . . . . . . .     36,112         38,290         37,751         37,319         39,377
  Percent of sales . . . . . . . . . . . . . . . . . .      49.4%          52.1%          53.5%          55.4%          64.2%
Operating income . . . . . . . . . . . . . . . . . . .     18,499         16,105         14,420         12,335          6,197
  Percent of sales . . . . . . . . . . . . . . . . . .      25.3%          21.9%          20.4%          18.3%          10.1%
Net earnings . . . . . . . . . . . . . . . . . . . . .     11,799         10,516          9,357          8,002          3,356
  Percent of sales . . . . . . . . . . . . . . . . . .      16.1%          14.3%          13.3%          11.9%           5.5%

Basic earnings per share.. . . . . . . . . . . . . . .      $1.68          $1.30          $1.11          $0.93          $0.39
Weighted average shares
       outstanding . . . . . . . . . . . . . . . . . .      7,040          8,077          8,448          8,588          8,536

Diluted earnings per share . . . . . . . . . . . . . .      $1.66          $1.27          $1.08          $0.90          $0.39
Diluted weighted averages shares
       Outstanding . . . . . . . . . . . . . . . . . .      7,126          8,258          8,660          8,899          8,611


BALANCE SHEET DATA
Cash and security investments. . . . . . . . . . . . .     $1,851        $24,500        $20,064        $21,039        $12,062
Working capital. . . . . . . . . . . . . . . . . . . .     29,902         50,357         43,186         44,512         35,445
Total assets . . . . . . . . . . . . . . . . . . . . .     41,300         63,893         60,355         60,737         52,708
Long-term debt . . . . . . . . . . . . . . . . . . . .        ---             66            333          1,468          1,800
Shareholders' equity . . . . . . . . . . . . . . . . .    $35,788        $58,689        $53,657        $53,079        $45,000


                       QUARTERLY FINANCIAL DATA (UNAUDITED)
                                   EMPI, INC.

YEAR ENDED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        FIRST          SECOND         THIRD         FOURTH
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Net Sales . . . . . . . . . . . . . . . . . . . . . .  $ 16,997        $ 18,266      $ 18,728       $ 19,117
Gross profit. . . . . . . . . . . . . . . . . . . . .    12,742          13,551        14,023         14,295
Operating income. . . . . . . . . . . . . . . . . . .     3,798           4,335         5,290          5,076
Net earnings. . . . . . . . . . . . . . . . . . . . .     2,541           2,788         3,315          3,155
Diluted earnings per share. . . . . . . . . . . . . .     $0.32           $0.39         $0.49          $0.48

DECEMBER 31, 1997
Net sales . . . . . . . . . . . . . . . . . . . . . .   $18,025         $18,444       $18,409        $18,590
Gross profit. . . . . . . . . . . . . . . . . . . . .    13,303          13,736        13,570         13,786
Operating income. . . . . . . . . . . . . . . . . . .     3,685           3,840         4,159          4,421
Net earnings. . . . . . . . . . . . . . . . . . . . .     2,407           2,513         2,684          2,912
Diluted earnings per share. . . . . . . . . . . . . .     $0.29           $0.30         $0.33          $0.35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items reflected in the financial statements as a percent of sales:

PERCENT OF SALES

                                                   YEAR ENDED DECEMBER 31
                                                1998        1997        1996
                                               -------     -------     -------
Net sales. . . . . . . . . . . . . . . . . .    100.0%      100.0%      100.0%
Cost of sales. . . . . . . . . . . . . . . .     25.3        26.0        26.1
                                               ------      ------      ------
Gross profit . . . . . . . . . . . . . . . .     74.7        74.0        73.9
Selling, general and administrative. . . . .     44.7        46.7        48.6
Research and development . . . . . . . . . .      4.7         5.4         4.9
                                               ------      ------      ------
Operating income . . . . . . . . . . . . . .     25.3        21.9        20.4
Other income, net. . . . . . . . . . . . . .      0.9         1.4         1.2
                                               ------      ------      ------
Earnings before income taxes . . . . . . . .     26.2        23.3        21.6
Income tax expense . . . . . . . . . . . . .     10.1         9.0         8.3
                                               ------      ------      ------
Net earnings . . . . . . . . . . . . . . . .     16.1        14.3        13.3
                                               ------      ------      ------
                                               ------      ------      ------

RESULTS OF OPERATIONS

SALES

The Company's net sales for 1998 of $73.1 million were flat when compared to 1997 net sales of $73.5 million. Electrotherapy sales accounted for 63% of net sales or $46.3 million, a 3% reduction from $47.9 million in 1997. Even though Empi continues to encounter pricing pressures from third-party payors and price volume concessions within preferred supplier agreements relative to its electrotherapy products, the Company's overall average selling price for these products improved in 1998 due to a shift from wholesale to retail sales. Iontophoretic drug delivery product sales increased 7% over the prior year, with increased volumes partially offset by slight decreases in the average selling prices due to promotional activities. Orthotic sales remained constant in comparison with the prior year period, even though the Advance Dynamic ROM orthoses posted sales gains of 18%. Lack of consistent reimbursement continued to adversely impact the growth of the Company's incontinence product line as sales of these products represented only 1% of net sales for 1998 and 1997.

International sales remained soft, due to the strength of the U.S. dollar, accounting for approximately 3% of net sales for both 1998 and 1997. The majority of international sales are generated through distribution agreements with dealers located in Canada, Germany and Spain.

The Company's 1997 net sales increased by 4% over the prior year from $70.6 million to $73.5 million. Dupel, Protonics-TM- and Advance Dynamic ROM accounted for most of the dollar gains in 1997 sales. Electrotherapy sales accounted for 65% of net sales in 1997, decreasing 1% from the year-earlier period due to continued pricing pressures. Iontophoretic drug delivery product sales increased by 13% over the prior year as a result of increased volumes offset by slight decreases in prices. Orthotic product sales had the strongest increase at 26% over 1996 levels as the Company realized synergies resulting from the marketing of Protonics-TM- and Advance Dynamic ROM orthoses to both physical therapists and orthopedic surgeons. The Company's incontinence treatment product sales decreased 13% from a relatively small sales base in 1996 due to lack of consistent reimbursement.

Based on prior trends and faced with anticipated ongoing market pricing pressures and offsetting price and volume concessions within preferred supplier agreements, the Company anticipates that future electrotherapy sales will remain flat at best. Empi's premier products, such as Epix VT and Dupel B.L.U.E., enable the Company to maintain its market leadership position within the physical therapy market. Looking forward, the Company anticipates that Dupel B.L.U.E. will favorably impact the sales growth of its iontophoresis product line. Orthotic product sales are also expected to increase, at a more significant rate, with most of the growth in Protonics-TM- and the Advance Dynamic ROM product lines. The Company continues to dialogue with the Health Care Financing

Administration ("HCFA") for a favorable national reimbursement decision relative to its incontinence treatment products.

GROSS PROFIT

Gross profit for 1998 was $54.6 million, or 74.7% of net sales, as compared to $54.4 million, or 74.0% of net sales, for 1997. The higher gross profit margin was attributable to favorable pricing obtained from new supplier agreements and a shift in product mix towards the Company's iontophoretic drug delivery product line. Lower-margin wholesale sales were 6% of total sales for 1998, compared with 7% for the year-earlier period.

In 1997, gross profit as a percentage of net sales remained relatively flat at 74.0% compared with 73.9% in 1996. Continued distribution and manufacturing efficiencies, such as new surface mount technology, were offset by a shift in the product mix towards lower-margin orthotic products. Wholesale sales were 7% and 9% of net sales for 1997 and 1996, respectively.

The Company anticipates that in 1999 gross profit, as a percentage of net sales, may experience a slight decrease due primarily to ongoing pricing pressures and price volume concessions offset by manufacturing efficiencies. Factors that continue to influence the Company's gross profit margin include: competitive pricing pressures, shifts in product mix, proportion of wholesale to retail sales, and efficiencies achieved in manufacturing and distribution.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses were $32.7 million and $34.3 million, or 44.7% and 46.7% of net sales, for 1998 and 1997, respectively. Contributors to lower expenditures for 1998 included reductions in payroll-related expenses, depreciation and facility-related expenses.

Selling, general and administrative expenses were constant at $34.3 million, or 46.7% and 48.6% of net sales in 1997 and 1996, respectively. SG&A expenditures remained flat due to continued efficiencies realized from the consolidation of two corporate locations in 1996, offset by slight increases in incentive compensation.

The Company plans for no significant increases or decreases in SG&A expenditures for 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses for 1998 were $3.4 million, or 4.7% of net sales, as compared to $4.0 million, or 5.4% of net sales, for 1997. Research and development spending continued to be driven in 1998 by activities related to the development of new and next-generation products such as Dupel B.L.U.E., and the development of new applications of existing technology, such as the application of iontophoresis for dermatological anesthesia and in the treatment of skin cancers.

Research and development expenses increased slightly to $4.0 million in 1997 from $3.5 million in 1996, or 5.4% of 1997 net sales as compared with 4.9% of 1996 net sales. The Company's 1997 research and development efforts were focused on designing new incontinence treatment products - InnoSense and Minnova PFS, Developing next-generation electrotherapy devices - Epix VT, and expansion of the orthotic product line, as well as continued development of next-generation orthotic devices.

The Company anticipates research and development to grow incrementally as a percent of sales in future years as the Company focuses its efforts on new product lines. Expenditures on clinical research and outcomes studies are expected to grow based on increased regulatory and provider requirements. Empi's products are regulated under the federal Food, Drug and Cosmetic Act requiring clearance from the U.S. Food and Drug Administration ("FDA") prior to market introduction. The Company's long-term growth is dependent upon continued FDA clearance, which may be delayed or denied, thus determining the successful introduction of new products or new applications of existing technology.

OTHER INCOME AND EXPENSES

Other income, comprised primarily of interest and dividend income, totaled $785,000 in 1998 in comparison to $1.0 million in 1997. An insurance settlement of $173,000 in the first quarter of 1998 partially offset the reduction in investment income that was attributable to a lower cash position, resulting primarily from the Company's aggressive stock repurchasing efforts. Interest expense for 1998 was $12,000 versus $2,000 in 1997. Non-recurring relocation expenses of $54,000 were recorded in 1997.

In 1997 and 1996, investment income remained constant at $1.0 million. The Company also recorded a one-time gain in excess of $200,000 from the settlement of a trade dress infringement lawsuit in 1996. Interest expense for 1997 was $2,000 versus $69,000 in 1996. The primary contributor to interest expense in 1996 was an interest-bearing note issued to partially finance the Company's 1992 acquisition of Nortech, a division of Medtronic, Inc. In addition, non-recurring expenses of $54,000 and $378,000 related to the Company's relocation to a new corporate facility were recorded in 1997 and 1996, respectively.

NET EARNINGS

Net earnings in 1998 improved to $11.8 million, an increase of $1.3 million, or 12%. An increase in the gross margin percentage and an overall decrease in operating expenses of approximately 6% were the primary contributors in 1998 to increased net earnings. Diluted earnings per share in 1998 rose to $1.66 from $1.27 in 1997, a dramatic increase of 31%, resulting from higher net earnings combined with the effect of the Company's stock repurchase program. Diluted earnings per share increased by approximately $.13 and $.04 per share in 1998 and 1997, respectively, as a result of the Company's stock repurchase program.

Net earnings in 1997 were $10.5 million, compared to $9.4 million in 1996. Higher net sales, combined with relatively flat spending and no significant one-time charges, were the main reasons for the increase. As a result of higher net earnings and the Company's stock repurchase program, 1997 diluted earnings per share increased from $1.08 to $1.27, or an 18% increase, over 1996.

While the Company experienced strong net earnings growth in 1998, Empi believes that both growth in net sales and continued management of expenses will be necessary in 1999 to sustain this earnings growth trend.

LIQUIDITY AND CAPITAL RESOURCES

Cash and security investments were $1.9 million as of December 31, 1998, a decrease of approximately $22.6 million from the year ended December 31, 1997, reflecting the Company's aggressive stock repurchasing efforts in 1998.
 The Company depleted, by the second quarter of 1998, the $17.5 million in funds authorized by the Board of Directors in 1997 for such repurchases. During the third quarter of 1998, the Board approved additional funding for an expanded share repurchase program, to be executed by management over the next several quarters. Some of the shares repurchased under the program will be used to cover stock issuances in connection with the Company's stock option and stock purchase plans. The Company repurchased and retired 1,829,496 shares of common stock, or $36.4 million in total cost, and 529,300 shares of common stock, or $10.5 million in total cost, in 1998 and 1997, respectively. The Company intends to continue throughout 1999 its stock repurchase program, initiated in 1995, given favorable market conditions and the Company's cash position. As of December 31, 1998, the Company's working capital was $29.9 million and its current ratio was 6.4 to 1.0. Cash flows generated from operations were $13.4 million in 1998, $12.3 million in 1997 and $13.9 million in 1996.

Accounts receivable, net of allowances, as of December 31, 1998 increased 13% over December 31, 1997 levels, primarily as a result of record sales in the fourth quarter. Reduced trade cash receipts also unfavorably impacted, to a lesser degree, accounts receivable levels at year end, as Medicare and other large managed health care organizations have extended the timing of health care payments. As a result of this increase, the allowances against receivables increased $330,000, maintaining a reserve balance of 20% of gross receivables. Inventories remained constant from 1997 to 1998. Expenditures for property, plant and equipment were $664,000 in 1998, down 62% from 1997. Fixed asset additions in 1998 were primarily related to machinery and computer equipment. In December 1998, the Company entered into a conditional line of credit for $10 million with Norwest Bank Minnesota, N.A. to fund general corporate purposes. Empi has not borrowed against its conditional line of credit, which extends through August 31, 1999. The Company believes its cash and security investments, together with internally generated funds and the line of credit, will be sufficient to meet the Company's currently projected needs for working capital and capital requirements for both the short-term and the foreseeable future.

YEAR 2000

The Year 2000 ("Y2K") century date issue affects software, hardware and databases from nearly every source. Historically, most computer systems were designed to represent century dates with two digits rather than four. As a result, if these systems recognize "00" as the year 1900 rather than the year 2000, the systems could fail or create erroneous results. Incomplete or untimely resolution of the Y2K issue by the Company, its key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows. To address the Y2K issue, Empi has established a Year 2000 Project team led by the Chief Financial Officer, with participation from the Director of Information Systems and other business department representatives.

The Company's Y2K Project is divided into three major phases: Inventory and Assessment of Business Systems, Remediation and Replacement, and Testing.

INVENTORY AND ASSESSMENT OF BUSINESS SYSTEMS

This phase commenced in August of 1998 and was designed to identify internal and external business systems that are susceptible to failure or miscalculation due to the Y2K issue. The Company has substantially completed the inventory and assessment of its critical information technology ("IT") business systems. The Company has substantially completed the inventory of its non-critical IT and non-information technology ("non-IT") systems, with the assessment of these systems planned to be substantially completed by first quarter 1999. Non-IT systems include, but are not limited to, manufacturing production lines, elevators, heating and air conditioning systems.

As part of this phase, Empi sent questionnaires to over 3,000 suppliers and service providers requesting representation as to their Y2K readiness. The Company has identified 200 of these vendors as critical to its business operations. The Company plans to submit similar questionnaires to significant customers, including managed health care organizations and governmental entities, in first quarter of 1999. The readiness of its key suppliers and customers will continue to be monitored by Empi throughout 1999.

REMEDIATION AND REPLACEMENT

The Company commenced remediation and replacement efforts in early 1999, with a projected completion date of May 1999 for all affected critical internal IT business systems and a completion date of December 1999 for all non-critical IT and non-IT systems. To date, the Company has spent only a minimal amount in the inventory and assessment phase. Given the Company's initial assessment, the estimated total cost of remediation and replacement will approximate $500,000. Internally generated cash flows are expected to fund these costs, of which a substantial amount will be capitalized.

TESTING

Testing of the remediation and replacement of all other internal and external affected systems is expected to occur throughout 1999. Testing of all critical IT business systems is expected to be completed by May 1999. Empi's company-wide efforts involved with its Year 2000 Project are being designed to minimize the adverse effects of significant disruptions. There is no assurance that the Company's Y2K readiness efforts will prevent a material adverse impact on the results of its operations, financial condition and cash flows since its compliance is dependent upon third parties also being Y2K ready in a timely manner. Noncompliance by the Company or these third parties could result in, among other things, delays in billing and collection, delays in the receipt of supplies, and delays in delivery of finished product. Contingency plans are being developed by the Company to mitigate, to the extent possible, potential disruptions. The Company believes that if unforeseen delays were to occur within the manufacturing process, consigned inventory of certain key products would be sufficient to meet customers' immediate needs.

OUTLOOK

The Company's strategic goals are to: (i) expand into related rehabilitation markets with new and existing technology; and (ii) broaden medical device offerings by using its existing technology base to develop new products for expanded new markets. The Company intends to pursue these objectives through internal development efforts and strategic alliances, depending upon its resources and the availability of opportunities, while reinforcing the

Company's leadership position with physical therapists. The Company intends to seek marketing partnerships to distribute new product developments in market segments outside its core business.

The primary ongoing financial goals for the Company are to increase revenue growth and enhance profitability by focusing on its mission: to continuously improve the quality of life for patients with functional disabilities through the development, manufacturing and marketing of innovative, cost effective, biomedical products and services.

Certain statements made in this Management's Discussion and Analysis, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

- The expectations that in the future electrotherapy sales will remain flat at best and iontophoresis and orthotic products sales will increase, depend on retaining reimbursement by Medicare carriers, workers' compensation programs, managed care and private insurance payors. Increased sales of incontinence products also depend on the Company's ability to obtain Medicare reimbursement approval for its pelvic floor stimulation products. In addition, other general market conditions and competitive factors within the rehabilitation market, including the introduction of new products or technology by competitors, could adversely effect sales.

- From time to time, the Company has experienced unilateral coverage denials or downcoding decisions by regional carriers despite the issuance of favorable national policy decisions by HCFA. For example, regional Medicare carriers have downcoded Pronex to a financially unacceptable reimbursement code making it impossible for the Company to supply product.

- The expectation of a slight decrease in the gross profit percentage depends on the actual product and customer mix, prices from suppliers, other market conditions and actual manufacturing and distribution efficiencies.

- The Company's products are regulated under the federal Food, Drug and Cosmetic Act, and the Company is required to secure clearance from the FDA prior to marketing new products. Lack of clearance or delays in securing clearance could negatively impact sales of new products.

- The Company's intention to continue its stock repurchase program in 1999 depends on the market conditions and the Company's cash position.

- The sufficiency of the Company's cash and security investments, together with cash flow from operations, depends on the extent of its stock repurchasing efforts, and general market and competitive conditions.

- There is no assurance that the Company will be able to meet its Year 2000 Project goals or that such Y2K readiness efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows since its compliance is dependent upon third parties also being Y2K ready in a timely manner.

- There is no assurance that the Company will succeed in establishing joint marketing partnerships with companies outside its core business segment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposures to quantitative and qualitative market risk.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
          DISCLOSURE

None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding the Company's directors included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 under the caption "Election of Directors" is incorporated herein by reference.

The information required by Item 10 regarding the Company's executive officers is set forth in Part I of this report.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 under the caption "Compliance with Section 16 (a) of the Exchange Act" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The information required by Item 12 regarding voting securities and principal holders thereof included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 under the caption "Principal Shareholders and Management Ownership" is incorporated herein by reference.

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

    (10.1) Empi, Inc. 1987 Stock Option Plan together with forms of incentive and non-qualified option agreements has been filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1987, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.2) Amendment to Empi, Inc. 1987 Stock Option Plan has been filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.3) Amendment to Empi, Inc. 1987 Stock Option Plan dated December 22, 1992 has been filed as Exhibit 10.13 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.4) Amendment to Empi, Inc. 1987 Stock Option Plan dated February 9, 1995 has been filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by reference pursuant Rule 12b-32.*

    (10.5) Employment agreement with Joseph E. Laptewicz dated October 1, 1994 has been filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.6) Lease dated June 14, 1996 between the Company and Cardigan Investments, a limited Partnership, covering office/light manufacturing space in St. Paul, Minnesota has been filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996, and is included herein by reference pursuant to Rule 12b-32.

    (10.7) Empi, Inc. 1997 Employee Stock Purchase Plan has been filed as Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by reference pursuant to Rule 12b-32.*

ITEM 14.    --       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K - CONTINUED

    (10.8) Empi, Inc. 1997 Stock Option Plan together with forms of incentive and non-qualified option agreements has been filed as Exhibit 10.9 to the Company's Report on Form
                     10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (10.9)           Separation Agreement with Donald D. Maurer dated
                     May 1, 1997 has been filed as Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference pursuant to Rule 12b-32.*

    (21)             A list of Subsidiaries of the Company has been filed as
                     Exhibit 21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by reference pursuant to Rule 12b-32.

    (23)             Consent of Independent Auditors.

    (24)             Power of Attorney for Joseph E. Laptewicz Jr., Patrick
                     D. Spangler, Donald D. Maurer, Scott R. Anderson, M. Nazie Eftekhari, Kenneth F. Tempero, Bradley J. Beard, and Everett F. Carter. (Included on signature page of this report.)

    (27)             Financial Data Schedule (Filed only in electronic format.)

* Management contract or compensatory plan.


(b) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended
    December 31, 1998.

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

                                    EMPI, INC.


March  17, 1999                By   /s/ Joseph E. Laptewicz Jr.
                                    ------------------------------------------
                                    Joseph E. Laptewicz Jr., Chairman and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 17, 1999                      /s/ Joseph E. Laptewicz Jr.
                                    ------------------------------------------
                                    Joseph E. Laptewicz Jr., Chairman and
                                    Chief Executive Officer (Principal
                                    Executive Officer)

March 17, 1999                      /s/ Patrick D. Spangler
                                    ------------------------------------------
                                    Patrick D. Spangler, Vice President,
                                    Chief Financial Officer and Assistant
                                    Secretary (Principal Financial and
                                    Accounting Officer)

March 17, 1999                      /s/ Donald D. Maurer
                                    ------------------------------------------
                                    Donald D. Maurer, Chairman Emeritus

March 17, 1999                      /s/ Scott R. Anderson
                                    ------------------------------------------
                                    Scott R. Anderson, Director

March 17, 1999                      /s/ M. Nazie Eftekhari
                                    ------------------------------------------
                                    M. Nazie Eftekhari, Director

March 17, 1999                      /s/ Kenneth F. Tempero
                                    ------------------------------------------
                                    Kenneth F. Tempero, Director

March 17, 1999                      /s/ Bradley J. Beard
                                    ------------------------------------------
                                    Bradley J. Beard, Director

March 17, 1999                      /s/ Everett F. Carter
                                    ------------------------------------------
                                    Everett F. Carter, Director

                          ANNUAL REPORT ON FORM 10-K



             ITEM 8, ITEM  14 (a)  (1)  AND  (2),  AND  ITEM  14 (d)

                         LIST OF FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                       CONSOLIDATED FINANCIAL STATEMENTS
                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1998



                                  EMPI, INC.

                             ST. PAUL, MINNESOTA

                      CONSOLIDATED FINANCIAL STATEMENTS


                                 EMPI, INC.


                    YEARS ENDED DECEMBER 31, 1998 AND 1997

FORM 10-K -- ITEM  14 (a) (1) and (2)

                                 EMPI, INC.

       INDEX TO LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULE


1.   FINANCIAL STATEMENTS                                            PAGE
                                                                     ----
     Report of Independent Auditors ................................ F-4

     Report of Management .......................................... F-5

     Consolidated Balance Sheets -- December 31, 1998 and 1997 ..... F-6

     Consolidated Statements of Operations -- Years ended
     December 31, 1998, 1997 and 1996 .............................. F-7

     Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 1998, 1997 and 1996 .............................. F-8

     Consolidated Statements of Cash Flows -- Years ended
     December 31, 1998, 1997 and 1996 .............................. F-9

     Notes to Consolidated Financial Statements --
     December 31, 1998 ............................................. F-10

2.   FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts ................... F-16



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Empi, Inc.

We have audited the accompanying consolidated balance sheets of Empi, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empi, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP




Minneapolis, Minnesota
January 22, 1999

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

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, given the inherent limitations of all internal control systems, at appropriate costs, that transactions are executed in accordance with Company authorization, are properly recorded and reported in the financial statements, and that assets are adequately safeguarded. Corporate financial management continually evaluates the adequacy and effectiveness of this system of internal accounting policies, procedures and controls, and actions are taken to correct deficiencies as they are identified.

The Audit Committee of the Board of Directors is comprised solely of non-employee directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The Audit Committee meets regularly and on special occasions, as needed, with corporate financial management and the independent auditors to review their activities. The independent auditors have full and free access to the Audit Committee to discuss the results of their work, the adequacy of internal financial controls and the quality of financial reporting.



/s/ Joseph E. Laptewicz, Jr.
Joseph E. Laptewicz, Jr.
Chairman and Chief Executive Officer



/s/ Patrick D. Spangler
Patrick D. Spangler
Vice President, Chief Financial Officer and Assistant Secretary

EMPI, INC. CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                       --------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                    1998           1997
                                                       -------        -------
ASSETS
Current assets:
   Cash and cash equivalents                           $ 1,851        $ 3,020
   Short-term investments                                    -         21,480
   Accounts receivable, net of allowances
      ($5,211 -- 1998;  $4,881 -- 1997)                 20,441         18,046
   Inventories                                           8,023          8,003
   Deferred income tax benefit                           4,294          3,874
   Other                                                   805          1,072
                                                       -------        -------
      Total current assets                              35,414         55,495

Equipment and improvements:
   Equipment                                            12,956         12,558
   Furniture and fixtures                                1,687          1,663
   Leasehold improvements                                2,968          3,275
                                                       -------        -------
                                                        17,611         17,496

   Less accumulated depreciation and amortization       12,524         10,990
                                                       -------        -------
      Net equipment and improvements                     5,087          6,506
                                                       -------        -------

Other assets                                               799          1,892
                                                       -------        -------
Total assets                                           $41,300        $63,893
                                                       -------        -------
                                                       -------        -------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $ 1,720        $ 1,990
Customer advances                                          351            332
Employee compensation                                    1,801          1,655
Commissions payable                                        585            526
Current portion of long-term debt                           66            269
Income taxes payable                                       584              -
Other                                                      405            366
                                                       -------        -------
   Total current liabilities                             5,512          5,138

Long-term debt, less current portion                         -             66

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 25,000,000
      Issued and outstanding shares -- 6,320,069
         in 1998 and 8,032,011 in 1997                 (24,853)         9,847
   Retained earnings                                    60,641         48,842
                                                       -------        -------
      Total shareholders' equity                        35,788         58,689
                                                       -------        -------
   Total liabilities and shareholders' equity          $41,300        $63,893
                                                       -------        -------
                                                       -------        -------

SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31
                                                ----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1998          1997         1996
----------------------------------------        -------       -------      -------
     Net sales                                  $73,108       $73,468      $70,630
     Cost of goods sold                          18,497        19,073       18,459
                                                -------       -------      -------
         Gross profit                            54,611        54,395       52,171

     Operating expenses:
         Selling, general and administrative     32,663        34,306       34,275
         Research and development                 3,449         3,984        3,476
                                                -------       -------      -------
            Total operating expenses             36,112        38,290       37,751
                                                -------       -------      -------
         Income from operations                  18,499        16,105       14,420
     Other income, net                              684           995          795
                                                -------       -------      -------
         Earnings before income taxes            19,183        17,100       15,215
     Income tax expense                           7,384         6,584        5,858
                                                -------       -------      -------
         Net earnings                           $11,799       $10,516       $9,357
                                                -------       -------      -------
                                                -------       -------      -------


   Basic earnings per share                     $  1.68       $  1.30      $  1.11
                                                -------       -------      -------
                                                -------       -------      -------
   Weighted average shares outstanding            7,040         8,077        8,448
                                                -------       -------      -------
                                                -------       -------      -------
   Diluted earnings per share                   $  1.66       $  1.27      $  1.08
                                                -------       -------      -------
                                                -------       -------      -------

   Diluted weighted average shares outstanding    7,126         8,258        8,660
                                                -------       -------      -------
                                                -------       -------      -------

SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               COMMON STOCK
                                          ---------------------      RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)       SHARES        AMOUNT      EARNINGS
------------------------------------     ----------     --------     --------
     Balance January 1, 1996              8,668,659     $ 24,110     $ 28,969
         Exercise of stock options           60,384          411            -
         Tax benefits of stock options            -          311            -
         Employee stock purchase plan        18,897          359            -
         Purchase and retirement of stock  (528,000)      (8,160)           -
         Purchase and retirement of
            warrant rights                        -       (1,700)           -
         Net earnings                             -            -        9,357
                                         ----------     --------     --------

     Balance December 31, 1996            8,219,940       15,331       38,326
         Exercise of stock options          318,159        3,897            -
         Tax benefits of stock options            -          720            -
         Employee stock purchase plan        23,212          354            -
         Purchase and retirement of stock  (529,300)     (10,455)           -
         Net earnings                             -            -       10,516
                                         ----------     --------     --------

     Balance December 31, 1997            8,032,011        9,847       48,842
         Exercise of stock options           88,727          876            -
         Tax benefits of stock options            -          344            -
         Employee stock purchase plan        28,827          519            -
         Purchase and retirement of
            stock                        (1,829,496)     (36,439)           -
         Net earnings                             -            -       11,799
                                         ----------     --------     --------

     Balance December 31, 1998            6,320,069     $(24,853)     $60,641
                                         ----------     --------     --------
                                         ----------     --------     --------

SEE ACCOMPANYING NOTES.

EMPI, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31
                                                           ---------------------------
(IN THOUSANDS)                                               1998      1997     1996
--------------                                             --------  -------- --------
OPERATING ACTIVITIES
Net earnings                                               $ 11,799  $ 10,516 $  9,357
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                              3,236     3,648    3,506
   Provision for deferred income taxes                         (420)    1,128    (160)
   Loss on sale of equipment                                      -         5      101
   Provisions for loss on accounts receivable                 2,711     2,442    2,216
   Changes in operating assets and liabilities:
      Accounts receivable                                    (5,106)   (4,030)  (2,828)
      Inventories                                               (20)     (683)     949
      Accounts payable and accrued expenses                     (46)     (854)     731
      Income taxes payable                                      928       334       63
      Other assets/liabilities                                  367      (243)     (50)
                                                           --------  -------- --------
         Net cash provided by operating activities           13,449    12,263   13,885

INVESTING ACTIVITIES
Maturities of short-term investments                         33,895    21,020   17,624
Purchase of short-term investments                          (12,415)  (25,285) (19,749)
(Additions of) reductions in other assets                      (121)      405     (233)
Purchase of equipment and improvements                         (664)   (1,743)  (4,013)
                                                           --------  -------- --------
      Net cash provided by (used in) investing activities    20,695    (5,603)  (6,371)

FINANCING ACTIVITIES
Principal payments on long-term debt                           (269)     (285)  (1,524)
Purchase and retirement of common stock and warrant rights  (36,439)  (10,455)  (9,860)
Proceeds from exercise of common stock options                1,395     4,251      770
                                                           --------  -------- --------
      Net cash used in financing activities                 (35,313)   (6,489) (10,614)
                                                           --------  -------- --------

Net increase (decrease) in cash and cash equivalents         (1,169)      171   (3,100)
Cash and cash equivalents at beginning of year                3,020     2,849    5,949
                                                           --------  -------- --------
Cash and cash equivalents at end of year                   $  1,851  $  3,020 $  2,849
                                                           --------  -------- --------
                                                           --------  -------- --------


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

INVESTMENTS

Short-term investments, consisting of debt securities and marketable equity securities, are classified as available-for-sale. Available-for-sale securities are stated at cost, which approximates fair value.

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

OTHER ASSETS

Other assets consist primarily of intangible assets including goodwill, non-compete agreements, costs paid to wholesale distributors for territorial distribution rights and patent costs. These assets are being amortized on a straight-line basis over their estimated useful lives ranging from four to seven years. Accumulated amortization was $8,371,000 and $7,201,000 at December 31, 1998 and 1997, respectively.

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

NOTE 2. INVESTMENTS

Investments consist of the following:

                                                         DECEMBER 31
                                                    ----------------------
                                                     1998           1997
                                                    ------         -------
                                                        (IN THOUSANDS)
     Municipal bonds                                $    -         $11,874
     U. S. Government bonds                              -           9,606
     Cash equivalents                                  336             662
                                                    ------         -------
                                                    $  336         $22,142
                                                    ------         -------
                                                    ------         -------

Interest income included in other income was $629,000, $1,031,000, and $1,039,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 3. INVENTORIES

Inventories consist of the following:

                                                         DECEMBER 31
                                                    ----------------------
                                                     1998           1997
                                                    ------         -------
                                                        (IN THOUSANDS)
     Finished goods                                 $5,670         $ 5,515
     Work in process                                   651             556
     Raw materials                                   1,702           1,932
                                                    ------         -------
                                                    $8,023         $ 8,003
                                                    ------         -------
                                                    ------         -------

NOTE 4. BORROWINGS

Long-term borrowings consist of:

                                                         DECEMBER 31
                                                    ----------------------
                                                     1998           1997
                                                    ------         -------
                                                        (IN THOUSANDS)
     Notes payable                                  $   66         $   335
     Less current maturities                            66             269
                                                    ------         -------
                                                    $    -         $    66
                                                    ------         -------
                                                    ------         -------

Notes payable at December 31, 1998 and 1997 consists entirely of debt issued in conjunction with dealer acquisitions and non-compete agreements.

Annual maturities of long-term debt are:  1999--$66,000.

Total interest paid for the years ended December 31, 1998, 1997 and 1996 was $12,000, $2,000 and $79,000, respectively. Interest expense included in other income was $12,000, $2,000 and $69,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 5. INCOME TAXES

At December 31, 1998, the Company has a net operating loss carryforward of $725,000 for income tax purposes, resulting from the Company's 1993 acquisition of Physical Health Devices, Inc., which will expire in the year 2007. The Company's ability to utilize the net operating loss carryforward will be subject to Internal Revenue Code Section 382 limitations.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                            1998          1997
                                                         ----------------------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts                        $ 1,982        $ 2,053
  Amortization of non-compete agreement                      939            805
  Accrued expenses                                           330            316
  Inventory                                                  379            300
  Other                                                      706            675
                                                         ----------------------
Total deferred tax assets                                  4,336          4,149
Deferred tax liabilities                                     (42)          (275)
                                                         ----------------------
Net deferred tax assets                                  $ 4,294        $ 3,874
                                                         ----------------------
                                                         ----------------------

                                               1998          1997         1996
                                          -------------------------------------
                                                       (IN THOUSANDS)
Current:
  Federal                                 $ 6,915        $ 4,834        $ 5,040
  State                                       889            622            978
Deferred:
  Federal                                    (367)           999           (118)
  State                                       (53)           129            (42)
                                          -------------------------------------
                                          $ 7,384        $ 6,584        $ 5,858
                                          -------------------------------------
                                          -------------------------------------

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                       1998     1997     1996
                                                    ---------------------------
Statutory rate                                         35.0%    34.0%    34.0%
Increase resulting from:
  State taxes, net of federal tax benefit               4.0      4.0      4.0
  Amortization of goodwill                                -        -      0.5
  Other                                                (0.5)     0.5        -
                                                    ---------------------------
Effective rate                                         38.5%    38.5%    38.5%
                                                    ---------------------------
                                                    ---------------------------

Total income taxes paid during the years ended December 31, 1998, 1997 and 1996 were $6,653,000, $4,845,000 and $5,876,000, respectively.

NOTE 6.  STOCK PLANS

The Company has a qualified and non-qualified stock option plan for officers, key employees and non-employee directors. The options are granted at fair market value and are exercisable over periods up to 10 years from grant date in various increments. Shares reserved in the Company's 1987 and 1997 Stock Option Plans for issuance upon the exercise of options were 1,098,554 at December 31, 1998.

Option activity in the stock option plans is summarized as follows:

                              QUALIFIED     NON-QUALIFIED        WEIGHTED
                               OPTION          OPTION        AVERAGE EXERCISE
                               SHARES          SHARES              PRICE
                             -----------   -----------------------------------
Balance January 1,1996         412,110        318,825            $ 11.97
  Granted                       77,104         26,846              21.36
  Canceled/expired             (96,013)       (30,806)             15.13
  Exercised                    (44,479)       (15,905)              6.82
                             -----------   -------------

Balance December 31, 1996      348,722        298,960              13.34
                             -----------   -------------
  Granted                       67,182         46,400              17.85
  Canceled/expired             (52,655)        (8,106)             17.51
  Exercised                   (184,906)      (133,253)             12.25
                             -----------   -------------

Balance December 31, 1997      178,343        204,001              14.93
                             -----------   -------------
  Granted                       64,121         45,089              17.82
  Canceled/expired             (58,823)       (18,313)             19.54
  Exercised                    (56,828)       (31,899)              9.87
                             -----------   -------------

Balance December 31, 1998      126,813        198,878           $  16.18
                             -----------   -------------
                             -----------   -------------

As of December 31, 1998 there were 80,880 options outstanding with exercise prices between $8.25 and $8.75, 177,811 options outstanding with exercise prices between $9.88 and $17.88, and 67,000 options outstanding with exercise prices between $19.00 and $28.00. At December 31, 1998 outstanding options had a weighted average remaining contractual life of 7 years. The number of options exercisable as of December 31, 1998, 1997 and 1996 were 73,221, 76,055 and 213,725, respectively, at weighted average exercise prices of $19.95, $12.96 and $13.30.

The Company also has an Employee Stock Purchase Plan. The Plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at 85% of market value. At December 31, 1998, 247,961 shares were reserved for future employee purchases of stock under the Plan.

The fair value of stock options used to compute pro forma net earnings and earnings per share disclosures, as prescribed by SFAS No. 123, is the estimated present value at grant date using a Black-Scholes option valuation model with the following weighted average assumptions for 1998, 1997 and 1996: dividend yield of 0% for all three years; expected volatility of 52.6%, 56.6% and 61.1% for 1998, 1997 and 1996, respectively; a risk free interest rate of  4.54%, 5.68% and 6.05% for 1998, 1997 and 1996, respectively; and an expected holding period of 4 years for all three periods.

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $7.98, $8.41 and $10.47, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If the Company had elected to recognize compensation cost for the stock option plan and employee stock purchase plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                     1998          1997         1996
                                                -------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net earnings:                 As reported       $11,799        $10,516        $9,357
                              Pro forma          11,326          9,933         9,051

Basic earnings per share:     As reported       $  1.68        $  1.30        $ 1.11
                              Pro forma            1.61           1.23          1.05

Diluted earnings per share:   As reported       $  1.66        $  1.27        $ 1.08
                              Pro forma            1.59           1.20          1.05

NOTE: THE PRO FORMA EFFECT ON NET EARNINGS FOR 1998, 1997 AND 1996 IS NOT REPRESENTATIVE OF THE PRO FORMA EFFECT ON NET EARNINGS IN FUTURE YEARS BECAUSE IT DOES NOT TAKE INTO CONSIDERATION PRO FORMA COMPENSATION EXPENSE RELATED TO GRANTS MADE PRIOR TO 1995.

NOTE 7. CAPITAL STOCK

The Company purchased and retired 1,829,496 shares of common stock for $36.4 million, 529,300 shares of common stock for $10.5 million and 528,000 shares of common stock for $8.2 million in 1998, 1997 and 1996, respectively.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1998        1997        1996
                                                     -------------------------------
Net earnings                                         $11,799     $10,516      $9,357

Denominator for earnings per share:
  Weighted average shares; denominator for basic
  earnings per share                                   7,040      8,077        8,448

  Effect of dilutive securities:
    employee and non-employee stock options               86        181          212
                                                     -------------------------------
  Dilutive common shares; denominator for
  diluted earnings per share                           7,126      8,258        8,660
                                                     -------------------------------
                                                     -------------------------------
Basic earnings per share                             $  1.68     $ 1.30       $  1.11
                                                     -------------------------------
                                                     -------------------------------
Diluted earnings per share                           $  1.66     $ 1.27       $  1.08

NOTE 9. LEASES

The Company leases office space under noncancelable operating leases. These leases expire on various dates through 2006.

Future minimum payments under all lease arrangements subsequent to 1998 are:
1999--$567,000, 2000--$564,000, 2001--$564,000, 2002--$564,000,
2003--$564,000 and thereafter--$1,578,000.

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $552,000, $576,000 and $660,000, respectively.

NOTE 10. RETIREMENT PLAN

The Company has a Retirement Profit Sharing and Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. For every dollar the employee contributes, up to 6% of their income, the Company will contribute $.50. In 1998, 1997 and 1996, the Company's matching contribution was $448,000, $444,000 and $404,000, respectively.


Note 11. SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations as principally one segment, the sale of non-invasive biomedical devices and accessories. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Net sales from the Company's product lines for 1998, 1997 and 1996 are as follows:

           (IN THOUSANDS)                       1998       1997       1996
                                          --------------------------------
           Electrotherapy                   $ 46,299   $ 47,871   $ 48,458
           Iontophoresis and Orthotics        25,922     24,559     20,977
           Incontinence                          887      1,038      1,195
                                          --------------------------------
              Total net sales               $ 73,108   $ 73,468   $ 70,630
                                          --------------------------------
                                          --------------------------------

EMPI, INC. SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

      Col. A               Col. B                   Col. C                       Col. D           Col. E
---------------------------------------------------------------------------------------------------------------
                                                  Additions
                                        -----------------------------------
                                              (1)                                  (2)
                                                            Charged to Other
                        Beginning Of    Charged to Costs      Accounts --      Deductions --   Balance at End
Description                Period         and Expenses          Describe         Describe        of Period
---------------------------------------------------------------------------------------------------------------
Year ended
  December 31, 1998:
  Allowance for
  doubtful accounts        $4,881           $2,711             $  -0-             $2,381          $5,211

  Inventory reserve         2,608               66                -0-                -0-           2,674
                           ------           ------             ------             ------          ------
Total                      $7,489           $2,777             $  -0-             $2,381          $7,885
                           ------           ------             ------             ------          ------
                           ------           ------             ------             ------          ------
Year ended
  December 31, 1997:
  Allowance for
  doubtful accounts        $5,062           $2,442             $  -0-             $2,623          $4,881

  Inventory reserve         2,769              128                -0-                289           2,608
                           ------           ------             ------             ------          ------
Total                      $7,831           $2,570             $  -0-             $2,912          $7,489
                           ------           ------             ------             ------          ------
                           ------           ------             ------             ------          ------
Year ended
  December 31, 1996:
  Allowance for
  doubtful accounts        $5,966           $2,416             $  -0-             $3,320          $5,062

  Inventory reserve        $2,757              766                -0-                754           2,769
                           ------           ------             ------             ------          ------
Total                      $8,723           $3,182             $  -0-             $4,074          $7,831
                           ------           ------             ------             ------          ------
                           ------           ------             ------             ------          ------

(1) Provisions for write-off of uncollectable receivables and inventory adjustments.

(2) Represents write-offs of doubtful accounts, net of recoveries, and write-offs and disposals of inventory.