Form 10-Q
period 1999-03-31
EMPI INC
filed 1999-05-13
CIK 317032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1999

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

Yes   |X|   No   |_|


6,090,930 shares of common stock were outstanding as of May 7, 1999.

                            EMPI, INC. & SUBSIDIARIES




          INDEX                                                             PAGE

Part I.   FINANCIAL INFORMATION


    Item 1.     Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet as of March 31, 1999 and
         Audited Consolidated Balance Sheet as of December 31, 1998            3

         Unaudited Consolidated Statements of Operations for the periods
         ended March 31, 1999 and 1998                                         4

         Unaudited Consolidated Statements of Cash Flows for the periods
         ended March 31, 1999 and 1998                                         5

         Notes to Unaudited Consolidated Financial Statements                  6


    Item 2.     Management's Discussion and Analysis of Financial              9
                Condition and Results of Operations


Part II.  OTHER INFORMATION

    Item 5.     Other Information                                             13


    Item 6.     Exhibits and Reports on Form 8-K                              13

                        PART I - - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements

                            EMPI, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      March 31      December 31
                                                        1999           1998
                                                      --------       --------
                                                     (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  2,020       $  1,851
   Accounts receivable, net of allowances               19,930         20,441
   Inventories - Note B                                  8,296          8,023
   Deferred income tax benefit                           4,294          4,294
   Other                                                   801            805
                                                      --------       --------


                      TOTAL CURRENT ASSETS              35,341         35,414

PROPERTY, PLANT AND EQUIPMENT - NET                      4,938          5,087

OTHER ASSETS                                               661            799
                                                      --------       --------

TOTAL ASSETS                                          $ 40,940       $ 41,300
                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $  2,509       $  1,720
   Customer advances                                       307            351
   Employee compensation                                 1,340          1,801
   Commissions payable                                     504            585
   Current portion of long-term debt                        66             66
   Income taxes payable                                  1,082            584
   Other                                                   390            405
                                                      --------       --------

                      TOTAL CURRENT LIABILITIES          6,198          5,512

SHAREHOLDERS' EQUITY:
   Common stock                                        (28,466)       (24,853)
   Retained earnings                                    63,208         60,641
                                                      --------       --------

                      TOTAL SHAREHOLDERS' EQUITY        34,742         35,788
                                                      --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 40,940       $ 41,300
                                                      ========       ========

See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31
                                                             1999          1998
                                                            -------      -------
                                                                 (Unaudited)

Net sales                                                   $17,281      $16,997
Cost of goods sold                                            4,357        4,255
                                                            -------      -------

GROSS PROFIT                                                 12,924       12,742

Operating expenses:
   Selling, general and administrative                        7,918        8,103
   Research and development                                     875          841
                                                            -------      -------

    Total operating expenses                                  8,793        8,944
                                                            -------      -------

INCOME FROM OPERATIONS                                        4,131        3,798

Other income, net                                                10          333
                                                            -------      -------

EARNINGS BEFORE INCOME TAXES                                  4,141        4,131

Income tax expense                                            1,574        1,590
                                                            -------      -------

NET EARNINGS                                                $ 2,567      $ 2,541
                                                            =======      =======


BASIC EARNINGS PER SHARE                                    $   .41      $   .32
                                                            =======      =======
  Weighted average shares outstanding - Note C                6,238        7,821
                                                            =======      =======


DILUTED EARNINGS PER SHARE                                  $   .40      $   .32
                                                            =======      =======
  Diluted weighted average shares outstanding - Note C        6,349        7,927
                                                            =======      =======


See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Three Months Ended
                                                                 March 31
                                                            1999          1998
                                                          -------       -------
                                                               (Unaudited)
OPERATING ACTIVITIES
   Net earnings                                           $ 2,567       $ 2,541
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                          597           859
       Provisions for loss on accounts receivable             741           557
       Changes in operating assets and liabilities:
         Accounts receivable                                 (230)          576
         Inventories                                         (273)         (239)
         Accounts payable and accrued expenses                203          (438)
         Income taxes payable                                 498         1,402
         Other assets and liabilities                           9           (81)
                                                          -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,112         5,177

INVESTING ACTIVITIES
   Maturities of short-term investments                      --           5,079
   Purchase of short-term investments                        --            (963)
   Purchase of equipment and improvements                    (309)         (120)
                                                          -------       -------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES           (309)        3,996


FINANCING ACTIVITIES
   Purchases and retirement of common stock                (4,004)       (7,096)
   Proceeds from exercise of common stock options             370           193
                                                          -------       -------

NET CASH USED IN FINANCING ACTIVITIES                      (3,634)       (6,903)
                                                          -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     169         2,270


   Cash and cash equivalents at beginning of year           1,851         3,020
                                                          -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,020       $ 5,290
                                                          =======       =======




See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.



NOTE B  -  INVENTORIES
           (In thousands)

                                March 31                 December 31
                                  1999                      1998
                               -----------               -----------

                               (Unaudited)                (Audited)

Finished goods                 $     5,634               $     5,670
Work in process                        590                       651
Raw materials                        2,072                     1,702
                               -----------               -----------

                               $     8,296               $     8,023
                               ===========               ===========

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)


NOTE C  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31
                                                    1999          1998
                                                   -------      ---------
                                           (In thousands, except per share data)

Net earnings                                       $ 2,567      $   2,541

Denominator for earnings per share:

Weighted average shares; denominator
        for basic earnings per share                 6,238          7,821

     Effect of dilutive securities:
        Employee and nonemployee stock options         111            106
                                                    ------      ---------

     Dilutive common shares; denominator
        for diluted earnings per share               6,349          7,927
                                                    ======      =========

Basic earnings per share                            $  .41      $     .32
                                                    ======      =========

Diluted earnings per share                          $  .40      $     .32
                                                    ======      =========


NOTE D  -  SEGMENT INFORMATION

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

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)




NOTE D  -  SEGMENT INFORMATION, CONTINUED

Net sales from the Company's product lines are as follows:

                                                Three Months Ended
                                                      March 31

                                               1999               1998
                                             -------            -------
                                                   (In thousands)

      Electrotherapy                         $11,021            $10,546
      Iontophoresis and Orthotics              6,105              6,190
      Incontinence                               155                261
                                             -------            -------
         Total net sales                     $17,281            $16,997
                                             =======            =======

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


Results of Operations

Sales

Empi, Inc.'s ("Empi" or the "Company") net sales for first quarter 1999 totaled $17.3 million compared to 1998 first quarter sales of $17.0 million, an increase of 2%. This percentage increase in net sales was a result of a 1% increase in volume, combined with a 1% increase in average net selling price. Electrotherapy sales accounted for approximately 64% and 62% of total sales for the first quarters of 1999 and 1998, respectively. The electrotherapy product group experienced a 5% increase in net sales compared to the same period last year of which 3% was a result of higher average net selling prices and 2% due to increased volume. The Company experienced a 4% decrease within the iontophoretic drug delivery group due to the less aggressive launch of the new product, Dupel B.L.U.E., during first quarter 1999. The orthotics product group increased 5% which was led by double digit growth in the Advance Dynamic ROM(R) product line. The incontinence product line decreased 41% from an already small base. International sales for the first quarter of 1999, as a percentage of total sales, increased to 3% compared to 2% for the same period last year. The strength of the U.S. dollar continues to adversely impact international sales.

Even though Empi continues to encounter pricing pressures from third-party payors and price volume concessions within preferred supplier agreements relative to its electrotherapy products, the Company's overall average net selling prices for these products have improved in 1999 given the continual shift from wholesale to more profitable retail sales. Lack of Medicare reimbursement for pelvic floor stimulation continues to adversely impact growth of the Company's incontinence product line, and management does not anticipate that this situation will change in the near future. However, the Company continues to have discussions with the Health Care Financing Administration ("HCFA") for a favorable national reimbursement decision relative to its incontinence treatment products.


Gross Profit

Gross profit for the first quarter of 1999 was $12.9 million compared to $12.7 million for the 1998 first quarter, an increase of 2%. Gross profit as a percentage of net sales for the first quarters of 1999 and 1998 was 75% for each period as a result of manufacturing efficiencies and an increase in retail electrotherapy sales.

The Company anticipates that throughout 1999, gross profit, as a percentage of net sales, will remain near its current level or experience a slight decrease. Factors that continue to influence the Company's gross profit margin include: competitive pricing and reimbursement pressures, shifts in product mix, proportion of wholesale to retail sales, and efficiencies achieved in manufacturing and distribution.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)



Selling, General and Administrative

Selling, general and administrative expenses for first quarter were $7.9 million, or 46% of net sales, and $8.1 million, or 48% of net sales, in 1999 and 1998, respectively. The primary contributor to the 2% decrease of selling, general and administrative expenses from the same quarter last year was reduced amortization expense related to previous acquisitions.

The Company plans for no significant increases or decreases in selling, general and administrative expenses for 1999.


Research and Development

Research and development expenses increased to $875,000 in the first quarter of 1999 compared to $841,000 in the first quarter of 1998, due primarily to increased clinical and consulting expenses. Stated as a percentage of net sales, research and development costs remained consistent at 5% for the first quarters of 1999 and 1998.

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


Other Income and Expenses

Interest income for the first quarter of 1999 was $47,000 compared to $253,000 in first quarter of 1998. Interest income decreased substantially as a result of the reduced cash position from the continued stock repurchasing program. In addition, first quarter 1998 included income received from an insurance settlement.


Net Earnings

Net earnings for the first quarter of 1999 was $2.6 million compared to $2.5 million for the first quarter of 1998, an increase of 1%. An increase in gross margin of 1% and an overall decrease in operating expenses of 2% offset by reduced interest income were the primary reasons for the improvement in net earnings. Diluted earnings per share increased from $.32 per share in first quarter 1998 to $.40 in first quarter of 1999. The Company's stock repurchase program contributed $.02 per share to the $.08 diluted earnings per share increase.

To achieve strong net earnings growth in 1999, the Company must have both a growth in net sales and continued management of expenses.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Liquidity and Capital Requirements

The Company's cash and cash equivalents were approximately $2.0 million at March 31, 1999, compared to $1.9 million at the end of December 1998. The increase in cash and cash equivalents is primarily a result of higher cash receipts compared to fourth quarter 1998 offset by stock repurchases during first quarter 1999. The Company repurchased 165,610 shares of common stock for approximately $4.0 million during first quarter 1999. The Company intends to continue throughout 1999 its stock repurchase program, initiated in 1995, given favorable market conditions, the Company's cash position and available line of credit. Empi's working capital as of March 31, 1999 was $29.1 million, a decrease of $800,000 compared to December 31, 1998. The current ratio was 5.7 to 1 at the end of first quarter 1999 compared with 6.4 to 1 at December 31, 1998. The Company believes its existing cash together with internally generated funds and its $10 million uncommitted line of credit, will be sufficient to meet its working capital and other cash requirements for the immediate and foreseeable future.


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

The Company's Y2K Project is divided into three major phases: Inventory and Assessment of Business Systems, Remediation and Replacement, and Testing.


Inventory and Assessment of Business Systems

This phase commenced in August of 1998 and was designed to identify internal and external business systems that are susceptible to failure or miscalculation due to the Y2K issue. The Company has completed the inventory and assessment of its critical information technology ("IT") business systems. The Company has completed the inventory of its non-critical IT and non-information technology ("non-IT") systems. The assessment of these systems was substantially completed by March 31, 1999. Non-IT systems include, but are not limited to, manufacturing production lines, elevators, heating and air conditioning systems.

As part of this phase, Empi sent questionnaires to over 3,000 suppliers and service providers requesting representation as to their Y2K readiness. The Company has identified 200 of these vendors as critical to its business operations. The Company submitted similar questionnaires to

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)



significant customers, including managed health care organizations and governmental entities, during first quarter of 1999. The readiness of its key suppliers and customers will continue to be monitored by Empi throughout 1999.


Remediation and Replacement

The Company commenced remediation and replacement efforts in early 1999, with a projected completion date of May 1999 for all affected critical internal IT business systems and a completion date of December 1999 for all non-critical IT and non-IT systems. Given the Company's initial assessment, the estimated total cost of remediation and replacement will approximate $500,000. To date, the Company has spent approximately $200,000. Internally generated cash flows are expected to fund these costs, of which a substantial amount will be capitalized.


Testing

Testing of the remediation and replacement of all other internal and external affected systems is expected to occur throughout 1999. Testing of all critical IT business systems is expected to be completed by May 1999, and testing of non-critical IT and non-IT systems is expected to be completed by December 1999. Empi's company-wide efforts involved with its Year 2000 Project are being designed to minimize the adverse effects of significant disruptions. There is no assurance that the Company's Y2K readiness efforts will prevent a material adverse impact on the results of its operations, financial condition and cash flows since its compliance is dependent upon third parties also being Y2K ready in a timely manner. Noncompliance by the Company or these third parties could result in, among other things, delays in billing and collection, delays in the receipt of supplies, and delays in delivery of finished product. Contingency plans are being developed by the Company to mitigate, to the extent possible, potential disruptions. The Company believes that if unforeseen delays were to occur within the manufacturing process, consigned inventory of certain key products would be sufficient to meet customers' immediate needs.


Cautionary Statements

The Management's Discussion and Analysis contains certain forward-looking statements related primarily to reimbursement for pelvic floor stimulation devices; gross profits remaining at current levels or decreasing; and Year 2000 issues, potential resolutions and costs. The statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected. These risks and uncertainties, in addition to those discussed in Management's Discussion and Analysis, include (i) shifts in product mix and proportion of wholesale to retail sales; (ii) competitive pricing pressures and manufacturing and distribution efficiencies; and (iii) the accuracy and reliability of the Company's, its suppliers' and its customers' assessment and remediation of Year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


                          PART II - - OTHER INFORMATION

Item 5.  Other Information

         At the Annual Meeting of Shareholders held at corporate headquarters on April 28, 1999, Donald D. Maurer officially resigned from the Board of Directors and two directors, Dr. Kenneth F. Tempero and H. Philip Vierling, were elected.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.           Description
          (27)           Financial Data Schedule
                         (filed only in electronic format)


         (b) On April 15, 1999, the Company filed a report on Form 8-K to report the restructuring of its business by the transfer of its manufacturing and certain administrative functions to a newly-created subsidiary named Empi Corp. This new subsidiary is wholly owned by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               Empi, Inc.


May 13, 1999                   By  /s/ Joseph E. Laptewicz, Jr.
                                   Joseph E. Laptewicz, Jr.
                                   Chief Executive Officer and Chairman of the
                                   Board (Principal Executive Officer)

May 13, 1999                   By  /s/ Patrick D. Spangler
                                   Patrick D. Spangler
                                   Vice President, Chief Financial Officer and
                                   Assistant Secretary
                                   (Principal Financial and Accounting Officer)