Form 10-Q
period 1999-06-30
EMPI INC
filed 1999-07-29
CIK 317032

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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

Yes   |X|   No   |_|


6,091,180 shares of common stock were outstanding as of July 23, 1999.

                            EMPI, INC. & SUBSIDIARIES




                          INDEX                                            PAGE

Part I. FINANCIAL INFORMATION


         Item 1. Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets as of June 30,
                  1999 and December 31, 1998                                  3

                  Unaudited Consolidated Statements of Operations for
                  the periods ended June 30, 1999 and 1998                    4

                  Unaudited Consolidated Statements of Cash Flows for
                  the periods ended June 30, 1999 and 1998                    5

                  Notes to Unaudited Consolidated Financial Statements        6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9


Part II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders         14

         Item 6. Exhibits and Reports on Form 8-K                            15

                        PART I - - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements

                            EMPI, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             June 30                 December 31
                                                                              1999                       1998
                                                                         ----------------          -----------------

                                                                         (Unaudited)                (Audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $     1,646               $     1,851
   Accounts receivable, net of allowances                                     21,101                    20,441
   Inventories - Note B                                                        8,100                     8,023
   Deferred income tax benefit                                                 4,844                     4,294
   Other                                                                         551                       805
                                                                         ------------              -----------

                      TOTAL CURRENT ASSETS                                    36,242                    35,414

PROPERTY, PLANT AND EQUIPMENT - NET                                            4,850                     5,087

OTHER ASSETS                                                                     541                       799
                                                                         -----------               -----------

                                                                         $    41,633               $    41,300
                                                                         ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $     2,534               $     1,720
   Customer advances                                                             297                       351
   Employee compensation                                                       1,625                     1,801
   Commissions payable                                                           534                       585
   Current portion of long-term debt                                              66                        66
   Income taxes payable                                                           --                       584
   Other                                                                         402                       405
                                                                         -----------               -----------

                      TOTAL CURRENT LIABILITIES                                5,458                     5,512

LONG-TERM DEBT, LESS CURRENT PORTION                                              --                        --

SHAREHOLDERS' EQUITY:
   Common stock                                                              (30,179)                  (24,853)
   Retained earnings                                                          66,354                    60,641
                                                                         -----------               -----------

                      TOTAL SHAREHOLDERS' EQUITY                              36,175                    35,788
                                                                         -----------               -----------

                                                                         $    41,633               $    41,300
                                                                         ===========               ===========

See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                                   EMPI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    Three Months Ended                        Six Months Ended
                                                          June 30                                 June 30
                                                 1999                1998                  1999              1998
                                             --------------     ---------------       ---------------    --------------
                                                        (Unaudited)                             (Unaudited)

Net sales                                        $  19,048           $  18,266             $  36,329         $  35,263
Cost of goods sold                                   4,909               4,715                 9,266             8,970
                                             --------------     ---------------       ---------------    --------------

GROSS PROFIT                                        14,139              13,551                27,063            26,293

Operating expenses:
  Selling, general and administrative                8,148               8,372                16,066            16,475
  Research and development                             932                 844                 1,807             1,685
                                             --------------     ---------------       ---------------    --------------

    Total operating expenses                         9,080               9,216                17,873            18,160
                                             --------------     ---------------       ---------------    --------------

INCOME FROM OPERATIONS                               5,059               4,335                 9,190             8,133

Other income, net                                       14                 200                    24               533
                                             --------------     ---------------       ---------------    --------------

EARNINGS BEFORE INCOME TAXES
                                                     5,073               4,535                 9,214             8,666

Income tax expense                                   1,927               1,747                 3,501             3,337
                                             --------------     ---------------       ---------------    --------------

NET EARNINGS                                     $   3,146           $   2,788             $   5,713         $   5,329
                                             ==============     ===============       ===============    ==============



BASIC EARNINGS PER SHARE                         $     .51           $     .39             $     .92         $     .71
                                             ==============     ===============       ===============    ==============
   Weighted average shares
      outstanding - Note C                           6,166               7,115                 6,218             7,466


DILUTED EARNINGS PER SHARE                        $    .50            $    .39              $    .90          $    .71
                                             ==============     ===============       ===============    ==============
   Diluted weighted average shares
      outstanding -Note C                            6,255               7,190                 6,314             7,557


See notes to consolidated financial statements.

 FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                 1999                   1998
                                                                           -----------------      ---------------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
   Net earnings                                                            $      5,713           $     5,329
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                               1,164                1,704
       Provision for deferred income taxes                                          (550)                 127
       Provisions for loss on accounts receivable                                  1,382                1,099
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (2,042)                (702)
         Inventories                                                                 (77)                (271)
         Accounts payable and accrued expenses                                       533                 (131)
         Income taxes payable                                                       (465)               1,083
         Other assets and liabilities                                                294                   (9)
                                                                           --------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          5,952                8,229

INVESTING ACTIVITIES
   Maturities of short-term investments                                               --               21,880
   Purchase of short-term investments                                                 --               (5,450)
   Additions of other assets                                                         (15)                  (1)
   Purchase of equipment and improvements                                           (660)                (278)
                                                                           --------------        -------------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES                                  (675)               16,151


FINANCING ACTIVITIES
   Purchases and retirement of common stock                                       (5,856)              (25,277)
   Proceeds from exercise of common stock options                                    374                   222
                                                                           --------------        --------------

NET CASH USED IN FINANCING ACTIVITIES                                             (5,482)              (25,055)
                                                                           --------------        --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           (205)                 (675)


   Cash and cash equivalents at beginning of year                                  1,851                 3,020
                                                                           --------------         -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $       1,646          $      2,345
                                                                           ==============         =============


See notes to consolidated financial statements.

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

                            EMPI, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A  -  ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Empi, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.


NOTE B  -  INVENTORIES
           (In thousands)

                                           June 30          December 31
                                             1999               1998
                                         ------------       -----------

                                         (Unaudited)         (Audited)

Finished goods                           $     5,087        $     5,670
Work in process                                  848                651
Raw materials and purchased parts              2,165              1,702
                                         -----------        -----------

                                         $     8,100        $     8,023
                                         ===========        ===========

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)

NOTE C  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended        Six Months Ended
                                                           June 30                 June 30
                                                     1999        1998        1999         1998
                                                    ------      ------      ------      ------
                                                          (In thousands, except per share data)

Net earnings                                        $3,146      $2,788      $5,713      $5,329

Denominator for earnings per share:

Weighted average shares; denominator
        for basic earnings per share                 6,166       7,115       6,218       7,466

     Effect of dilutive securities:
        Employee and nonemployee stock options          89          75          96          91
                                                    ------      ------      ------      ------

     Dilutive common shares; denominator
        for diluted earnings per share               6,255       7,190       6,314       7,557
                                                    ======      ======      ======      ======


Basic earnings per share                            $  .51      $  .39      $  .92      $  .71
                                                    ======      ======      ======      ======

Diluted earnings per share                          $  .50      $  .39      $  .90      $  .71
                                                    ======      ======      ======      ======



NOTE D  -  SEGMENT INFORMATION

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

FORM 10 - Q  -  -  PART I  -  ITEM 1 (CONTINUED)




NOTE D  -  SEGMENT INFORMATION, CONTINUED

Net sales from the Company's product lines are as follows:


                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                          1999         1998            1999        1998
                                       -------------------------   -------------------------
                                                           (In thousands)

     Electrotherapy                        $11,829      $11,491         $22,850     $22,037
     Iontophoresis and Orthotics             7,040        6,546          13,147      12,736
     Incontinence                              179          229             332         490
                                       =========================   =========================
         Total net sales
                                           $19,048      $18,266         $36,329     $35,263
                                       =========================   =========================



NOTE E - DEFINITIVE MERGER AGREEMENT

On May 27, 1999, the Company signed a definitive merger agreement with an affiliate of The Carlyle Group for the acquisition of Empi. Pursuant to the agreement, all of the Company's outstanding Common Stock and the Common Stock underlying all unexercised stock options would be acquired by the affiliate of The Carlyle Group for $26.50 per share. Consummation of the merger is subject to satisfaction of various conditions, including approval of the transaction by the shareholders of Empi. A shareholder meeting to vote on the merger is expected to occur during third quarter of 1999 and, if approved, closing of the transaction will occur shortly thereafter.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


Results of Operations

Sales

Empi, Inc.'s ("Empi" or the "Company") net sales for second quarter 1999 totaled $19.0 million compared to 1998 second quarter sales of $18.3 million, an increase of 4%. This percentage increase in net sales was primarily a result of an increase in volume. Electrotherapy sales accounted for 62% and 63% of total sales for the second quarters of 1999 and 1998, respectively. The electrotherapy product group experienced a 3% increase in net sales compared to the same period last year due to increased volume. For second quarter, the Company experienced a 7% increase within the iontophoretic drug delivery product group. The orthotics product group increased 8%, which was led by steadily increasing sales of the Protonics(TM) orthoses. Over the same period in prior year, the incontinence product line decreased 22% from an already small base. International sales for the second quarter of 1999, as a percentage of total sales, increased to 5% from 3% for the same period last year. International sales continue to be adversely impacted by the strength of the U.S. dollar.

For the first six months of 1999, net sales were $36.3 million compared to $35.3 million in the first six months of 1998, an increase of 3%. This increase was primarily attributable to electrotherapy sales which grew 4% in the first six months of 1999 compared to the year-earlier period. The Company experienced a 2% increase, 7% increase and 32% decrease in iontophoretic, orthotic and incontinence sales, respectively, for the first six months of 1999 compared to the same period of the prior year. The year-to-date increase in iontophoretic product group sales was due to the strong sales of Dupel electrodes. The increase in the orthotic product group was due to stronger sales of the Advance Dynamic ROM(R) and Protonics product lines. Consistent with the second quarter of 1999, year-to-date sales of the incontinence product group were negatively impacted by the lack of Medicare reimbursement.

Empi continues to encounter pricing pressures from third-party payors and price volume concessions within preferred supplier agreements primarily for its electrotherapy products. However, the Company's overall average net selling prices for these products have improved in 1999 due, in part, to the 1998 introduction of Epix VT(R), a high-end TENS device that provides greater functionality. Lack of Medicare reimbursement for pelvic floor stimulation continues to adversely impact the growth of the Company's incontinence product line, and management does not anticipate that this situation will change in the near future. However, the Company continues to have discussions with the Health Care Financing Administration ("HCFA") for a favorable national reimbursement decision relative to its incontinence treatment products. A HCFA review is scheduled for late 1999.


Gross Profit

Gross profit for the second quarter of 1999 was $14.1 million compared to $13.6 million in the 1998 second quarter, an increase of 4%. Year-to-date, gross profit increased 3% compared to the same period in 1998. As a percentage of net sales, gross profit was 74% in the second quarter of

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)

1999 and 1998 and 75% for the first six months of 1999 and 1998 as a result of manufacturing efficiencies and increased retail electrotherapy sales.

The Company anticipates that throughout 1999, gross profit, as a percentage of net sales, will remain near its current level or experience a slight decrease. Factors that continue to influence the Company's gross profit margin include: competitive pricing and reimbursement pressures, shifts in product mix, proportion of wholesale to retail sales, and continued efficiencies achieved in manufacturing and distribution.


Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for second quarter were $8.1 million, or 43% of net sales, and $8.4 million, or 46% of net sales, in 1999 and 1998, respectively. For the six months ended June 30, 1999, SG&A expenses were $16.1 million, or 44% of net sales compared to $16.5 million, or 47% of net sales, for the six months ended June 30, 1998. The primary contributor to the decrease in SG&A expenses from the prior year was reduced amortization expense related to previous acquisitions.

The Company plans for no significant increases or decreases in selling, general and administrative expenses for 1999.


Research and Development

Research and development expenses increased 10% to $932,000 in the second quarter of 1999 compared to $844,000 in the second quarter of 1998. Year-to-date, research and development expenses increased to $1.8 million in 1999 from $1.7 million in 1998, a 7% increase. The increase is primarily from clinical and consulting expenses. Stated as a percentage of net sales, research and development costs remained consistent at 5% for the second quarters and first six months of 1999 and 1998.

Research and development spending continues to be driven by activities related to developing new products, continuation engineering and next-generation products. Empi's products are regulated under the federal Food, Drug and Cosmetic Act requiring clearance from the U.S. Food and Drug Administration
(FDA) prior to market introduction. The Company's long-term growth is dependent upon continued FDA clearance, which may be delayed or denied, thus affecting positively or negatively the successful introduction of new products or new applications of existing technology.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)



Other Income and Expenses

Interest income for the second quarter and first six months of 1999 was $24,000 and $71,000, respectively, compared to $181,000 and $434,000 in the same periods of 1998. Interest income decreased substantially as a result of the reduced cash position from the stock repurchasing activity. In addition, the first six months of 1998 included income received from an insurance settlement.


Net Earnings

Net earnings were $3.1 million and $5.7 million for the second quarter and first six months of 1999, respectively, compared to $2.8 million and $5.3 million for the same periods last year, an increase of 13% and 7%. An increase in gross margin of 4% and an overall decrease in operating expenses of 1% offset by reduced interest income were the primary reasons for the improvement in net earnings for second quarter. The year-to-date increase was attributed to a 3% increase in gross margin and 2% decrease in operating expenses offset by reduced interest income. Diluted earnings per share increased from $.39 per share in second quarter 1998 to $.50 in second quarter 1999 and from $.71 per share in the first six months of 1998 to $.90 for the first six months of 1999. The Company's stock repurchase program contributed $.03 per share to the second quarter $.11 diluted earnings per share increase.

To achieve continued net earnings growth in 1999, the Company must experience both a growth in gross margin and continued management of expenses.


Liquidity and Capital Requirements

The Company's cash and cash equivalents were approximately $1.6 million at June 30, 1999, compared to $1.9 million at the end of December 1998. The decrease in cash and cash equivalents is primarily a result of the stock repurchases during 1998 and the first six months of 1999. Since January 1, 1999, the Company has repurchased 251,610 shares of common stock for approximately $5.9 million. Of this total, 86,000 shares for $1.9 million were repurchased during second quarter of 1999. Due to the contemplated merger agreement with The Carlyle Group, the Company will not continue its stock repurchase program. Empi's working capital as of June 30, 1999 was $30.8 million, an increase of $900,000 compared to $29.9 million at December 31, 1998. The current ratio was 6.6 to 1 at the end of second quarter 1999 compared with 6.4 to 1 at December 31, 1998. The Company believes its existing cash together with internally generated funds and its $10 million uncommitted line of credit will be sufficient to meet its working capital and other cash requirements for the immediate and foreseeable future.

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

The Company's Y2K Project has been divided into three major phases: Inventory and Assessment of Business Systems, Remediation and Replacement, and Testing.


Inventory and Assessment of Business Systems

This phase commenced in August of 1998 and was designed to identify internal and external business systems that are susceptible to failure or miscalculation due to the Y2K issue. The Company has completed the inventory and assessment of its critical information technology ("IT") business systems. The Company has also completed the inventory and assessment of its non-critical IT and non-information technology ("non-IT") systems. Non-IT systems include, but are not limited to, manufacturing production lines, elevators, heating and air conditioning systems.

As part of this phase, Empi sent questionnaires to over 3,000 suppliers and service providers requesting representation as to their Y2K readiness. The Company has identified 200 of these vendors as critical to its business operations. The Company submitted similar questionnaires to significant customers, including managed health care organizations and governmental entities, during first quarter of 1999. The readiness of its key suppliers and customers will continue to be monitored by Empi throughout 1999.


Remediation and Replacement

The Company commenced remediation and replacement efforts in early 1999. Remediation and replacement has been completed on all affected critical internal IT business systems. A completion date of December 1999 is expected for all non-critical IT and non-IT systems. Given the Company's initial assessment, the estimated total cost of remediation and replacement will approximate $500,000. To date, the Company has spent approximately $300,000 of which a substantial amount has been capitalized. The remaining costs are expected to be funded through internally generated cash flow.

FORM 10 - Q  -  -  PART I  -  ITEM 2 (Continued)


Testing

Testing of the remediation and replacement of all internal and external affected systems is expected to occur throughout 1999. Testing of all critical IT business systems was completed during second quarter of 1999, and testing of non-critical IT and non-IT systems is expected to be completed by December 1999. Empi's company-wide efforts involved with its Year 2000 Project are being designed to minimize the adverse effects of significant disruptions. There is no assurance that the Company's Y2K readiness efforts will prevent a material adverse impact on the results of its operations, financial condition and cash flows since its compliance is dependent upon third parties also being Y2K ready in a timely manner. Noncompliance by the Company or these third parties could result in, among other things, delays in billing and cash collection, delays in the receipt of supplies, and delays in delivery of finished product. Contingency plans are being developed by the Company to mitigate, to the extent possible, potential disruptions. The Company believes that if unforeseen delays were to occur within the manufacturing process, consigned inventory of certain key products would be sufficient to meet customers' immediate needs.


Cautionary Statements

Management's Discussion and Analysis contains certain forward-looking statements related primarily to reimbursement for pelvic floor stimulation devices; gross profit remaining at current levels or decreasing; holding selling, general and administrative expenses at current levels; the contemplated sale of the Company to The Carlyle Group; and Year 2000 issues, potential resolutions and costs. These statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected. These risks and uncertainties, in addition to those discussed in Management's Discussion and Analysis, include (i) shifts in product mix and proportion of wholesale to retail sales; (ii) competitive pricing pressures and manufacturing and distribution efficiencies; (iii) shareholder approval of the merger of the Company with The Carlyle Group; and (iv) the accuracy and reliability of the Company's, its suppliers' and its customers' assessment and remediation of Year 2000 issues.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

              Not applicable.

                          PART II - - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders on Wednesday, April 28, 1999.

              Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement, and all nominees were elected.

              By a vote of 5,346,503 shares in favor, 79,655 shares opposed and 11,761 shares abstaining, with no shares represented by broker non-votes, the shareholders set the number of directors to be elected at seven (7).

              By the votes indicated, the following people were elected as Class One Directors of the Company with terms expiring in 2002:

                                         Number of           Number of
                           Nominee       Votes For        Votes Withheld
                  -------------------------------------------------------------

                  Kenneth F. Tempero      5,157,207           280,712
                  H. Philip Vierling      5,157,478           280,441


               The following is a list of the Directors of the Company with continuing terms:

                       Directors with Continuing Terms           Term Ending
                  -------------------------------------------------------------

                        Scott R. Anderson                          2000
                        Bradley J. Beard                           2001
                        Everett F. Carter                          2001
                        Nazie M. Eftekhari                         2000
                        Joseph E. Laptewicz, Jr.                   2000

              By a vote of 4,906,375 shares in favor, 459,846 shares opposed and 71,698 shares abstaining, with no shares represented by broker non-votes, the shareholders approved an amendment to the Company's 1997 Stock Option Plan to increase the annual formula grants to outside directors.

              By a vote of 5,417,974 shares in favor, 13,971 shares opposed and 5,974 shares abstaining, with no shares represented by broker non-votes, the shareholders approved the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 1999.

              Please refer to the Company's Proxy Statement for the Annual Meeting of Shareholders for further details.

FORM 10 - Q  -  -  PART II   (Continued)


Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits


              Exhibit No.           Description
                (27)          Financial Data Schedule
                              (filed only in electronic format)


     (b) On June 4, 1999, the Company filed Form 8-K to report that a definitive merger agreement was signed on May 27, 1999, by the Company and an affiliate of The Carlyle Group. Pursuant to the agreement, all of the Company's outstanding Common Stock and the Common Stock underlying all unexercised stock options would be acquired by the affiliate of The Carlyle Group for $26.50 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   Empi, Inc.


July 29, 1999                      By  /s/ Joseph E. Laptewicz, Jr.
                                       Joseph E. Laptewicz, Jr.
                                       Chief Executive Officer and Chairman of
                                       the Board (Principal Executive Officer)

July 29, 1999                      By  /s/ Patrick D. Spangler
                                       Patrick D. Spangler
                                       Vice President, Chief Financial Officer
                                       and Assistant Secretary (Principal
                                       Financial and Accounting Officer)